Form 10-Q
period 2016-03-31
AK STEEL HOLDING CORP
filed 2016-04-28
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

There were 178,370,178 shares of common stock outstanding as of April 25, 2016.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2016	2015

Net sales	$1,518.8	$1,750.9

Cost of products sold (exclusive of items shown separately below)	1,365.5	1,608.6
Selling and administrative expenses (exclusive of items shown separately below)	63.5	69.2
Depreciation	53.7	55.4
Pension and OPEB expense (income)	(11.9)	(16.1)
Total operating costs	1,470.8	1,717.1
Operating profit	48.0	33.8
Interest expense	42.8	43.9
Impairment of Magnetation investment	—	(256.3)
Other income (expense)	(0.7)	(16.7)
Income (loss) before income taxes	4.5	(283.1)
Income tax expense	0.1	7.7
Net income (loss)	4.4	(290.8)
Less: Net income attributable to noncontrolling interests	18.0	15.5
Net income (loss) attributable to AK Steel Holding Corporation	$(13.6)	$(306.3)
Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.08)	$(1.72)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2016	2015
Net income (loss)	$4.4	$(290.8)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1.5	(3.2)
Cash flow hedges:
Gains (losses) arising in period	(7.8)	(18.0)
Reclassification of losses (gains) to net income (loss)	13.2	17.9
Pension and OPEB plans:
Reclassification of prior service cost (credits) included in net income (loss)	(13.8)	(15.1)
Reclassification of losses (gains) included in net income (loss)	5.9	8.2
Other comprehensive income (loss), before tax	(1.0)	(10.2)
Income tax expense related to items of comprehensive income (loss)	—	—
Other comprehensive income (loss)	(1.0)	(10.2)
Comprehensive income (loss)	3.4	(301.0)
Less: Comprehensive income attributable to noncontrolling interests	18.0	15.5
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(14.6)	$(316.5)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$113.0	$56.6
Accounts receivable, net	488.7	444.9
Inventory, net	1,068.9	1,226.3
Other current assets	71.8	78.4
Total current assets	1,742.4	1,806.2
Property, plant and equipment	6,488.4	6,466.0
Accumulated depreciation	(4,432.7)	(4,379.5)
Property, plant and equipment, net	2,055.7	2,086.5
Other non-current assets	189.2	191.7
TOTAL ASSETS	$3,987.3	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$643.3	$703.4
Accrued liabilities	270.0	261.5
Current portion of pension and other postretirement benefit obligations	78.4	77.7
Total current liabilities	991.7	1,042.6
Non-current liabilities:
Long-term debt	2,336.4	2,354.1
Pension and other postretirement benefit obligations	1,132.4	1,146.9
Other non-current liabilities	138.4	136.4
TOTAL LIABILITIES	4,598.9	4,680.0
Equity (deficit):
Common stock, authorized 300,000,000 shares of $0.01 par value each; issued 178,924,901 and 178,284,137 shares in 2016 and 2015; outstanding 178,377,287 and 177,893,562 shares in 2016 and 2015	1.8	1.8
Additional paid-in capital	2,268.8	2,266.8
Treasury stock, common shares at cost, 547,614 and 390,575 shares in 2016 and 2015	(2.3)	(2.0)
Accumulated deficit	(3,070.6)	(3,057.0)
Accumulated other comprehensive loss	(188.2)	(187.2)
Total stockholders’ equity (deficit)	(990.5)	(977.6)
Noncontrolling interests	378.9	382.0
TOTAL EQUITY (DEFICIT)	(611.6)	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,987.3	$4,084.4

The condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	March 31, 2016	December 31, 2015
SunCoke Middletown
Cash and cash equivalents	$7.0	$7.6
Inventory, net	18.7	19.8
Property, plant and equipment	421.6	421.5
Accumulated depreciation	(61.2)	(57.6)
Accounts payable	8.5	10.8
Other assets (liabilities), net	(0.7)	(0.5)
Noncontrolling interests	376.9	380.0

Other variable interest entities
Cash and cash equivalents	$1.0	$1.1
Property, plant and equipment	11.6	11.5
Accumulated depreciation	(9.5)	(9.4)
Other assets (liabilities), net	1.0	0.9
Noncontrolling interests	2.0	2.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2016	2015
Cash flows from operating activities:
Net income (loss)	$4.4	$(290.8)
Depreciation	50.1	51.8
Depreciation—SunCoke Middletown	3.6	3.6
Amortization	5.3	7.5
Impairment of Magnetation investment	—	256.3
Deferred income taxes	4.5	6.8
Pension and OPEB expense (income)	(11.9)	(16.1)
Contributions to pension trust	—	(1.0)
Other postretirement benefit payments	(9.6)	(13.6)
Changes in working capital	71.6	(34.3)
Other operating items, net	18.7	27.1
Net cash flows from operating activities	136.7	(2.7)
Cash flows from investing activities:
Capital investments	(28.8)	(28.3)
Other investing items, net	(0.1)	(5.6)
Net cash flows from investing activities	(28.9)	(33.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	(30.0)	75.0
SunCoke Middletown distributions to noncontrolling interest owners	(21.1)	(18.3)
Other financing items, net	(0.3)	(0.9)
Net cash flows from financing activities	(51.4)	55.8
Net increase (decrease) in cash and cash equivalents	56.4	19.2
Cash and cash equivalents, beginning of period	56.6	70.2
Cash and cash equivalents, end of period	$113.0	$89.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)
Net income (loss)				(306.3)		15.5	(290.8)
Share-based compensation		4.2					4.2
Purchase of treasury stock			(0.8)				(0.8)
Change in accumulated other comprehensive income (loss)					(10.2)		(10.2)
Net distributions to noncontrolling interests						(18.3)	(18.3)
March 31, 2015	$1.8	$2,263.3	$(1.8)	$(2,854.3)	$(214.6)	$412.7	$(392.9)

December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)
Net income (loss)				(13.6)		18.0	4.4
Share-based compensation		2.0					2.0
Purchase of treasury stock			(0.3)				(0.3)
Change in accumulated other comprehensive income (loss)					(1.0)		(1.0)
Net distributions to noncontrolling interests						(21.1)	(21.1)
March 31, 2016	$1.8	$2,268.8	$(2.3)	$(3,070.6)	$(188.2)	$378.9	$(611.6)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2016 and December 31, 2015, our results of operations for the three months ended March 31, 2016 and 2015, and our cash flows for the three months ended March 31, 2016 and 2015. Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results we expect for the full year ending December 31, 2016. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2 - Supplementary Financial Statement Information

Inventory, net

Inventories as of March 31, 2016 and December 31, 2015, are presented below:

	March 31, 2016	December 31, 2015
Finished and semi-finished	$871.6	$996.5
Raw materials	365.2	410.0
Total cost	1,236.8	1,406.5
Adjustment to state inventories at LIFO value	(167.9)	(180.2)
Inventory, net	$1,068.9	$1,226.3

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred charges during the fourth quarter of 2015 for supplemental unemployment and other employee benefit costs and for equipment idling and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities in the consolidated balance sheet, and the activity for the three months ended March 31, 2016 was as follows:

Balance at December 31, 2015	$22.1
Payments	(4.9)
Balance at March 31, 2016	$17.2

We estimate we will incur on-going costs of approximately $2.0 to $3.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. Costs of $7.3 were incurred in the first quarter of 2016.

NOTE 3 - Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $2.9 and $1.8 for the three months ended March 31, 2016 and 2015, for our share of income of equity investees other than Magnetation LLC (“Magnetation”). Our share of loss from Magnetation is included in other income (expense) and was

$16.3 for the three months ended March 31, 2015. Our results of operations for the three months ended March 31, 2016, do not include any losses of Magnetation since we wrote off the basis in our investment as of March 31, 2015.

Summarized financial statement data for all investees is presented below. The financial results for Magnetation are only included through March 31, 2015, since it is unlikely that we will retain our equity interest as a result of Magnetation’s bankruptcy.

	Three Months Ended March 31,
	2016	2015
Revenue	$69.6	$131.5
Gross profit	23.0	7.0
Net income (loss)	7.8	(24.6)

Magnetation

As of March 31, 2015, we concluded that our 49.9% equity interest in Magnetation was fully impaired and recorded a non-cash impairment charge of $256.3 for the quarter ended March 31, 2015. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. Magnetation’s outstanding indebtedness is non-recourse to us. We are not required to make any additional capital contributions or other future investments in Magnetation and have not guaranteed any obligations of Magnetation. Because we consider it unlikely that we will retain our equity interest in Magnetation as a result of Magnetation’s bankruptcy, we do not expect to record any further impact in our financial statements from our equity investment in Magnetation.

NOTE 4 - Income Taxes

Income taxes recorded through March 31, 2016 and 2015, were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through March 31, 2016, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate for 2016 with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method. We have estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. In addition, the change in valuation allowance for the three months ended March 31, 2016 includes a $4.4 benefit related to the effect of the Protecting American Taxpayers and Homeowners (PATH) Act, which allows for the realizability of certain alternative minimum tax credits.

NOTE 5 - Long-term Debt and Other Financing

Debt balances at March 31, 2016, and December 31, 2015, are presented below:

	March 31, 2016	December 31, 2015
Credit Facility	$520.0	$550.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	9.6	—
Unamortized debt discount/premium and debt issuance costs	(48.7)	(51.4)
Total long-term debt	$2,336.4	$2,354.1

During the three months ended March 31, 2016, we were in compliance with all the terms and conditions of our debt agreements.

Credit Facility

AK Steel has a $1,500.0 asset-backed revolving credit facility (the “Credit Facility”), which expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by two 100%-owned subsidiaries of AK Steel. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility’s current availability exceeds $150.0. Availability is calculated as the lesser of the Credit Facility commitment or our eligible collateral after advance rates, less in either case outstanding borrowings and letters of credit. The Credit Facility obligations are secured by our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

At March 31, 2016, our eligible collateral, after application of applicable advance rates, was $1,181.3. As of March 31, 2016, there were outstanding Credit Facility borrowings of $520.0. Availability as of March 31, 2016 was further reduced by $72.9 of outstanding letters of credit, resulting in remaining availability of $588.4.

Research and Innovation Center Lease

We are building a research and innovation center in Middletown, Ohio to replace our existing research facility. The facility is currently being constructed on a site located in the Cincinnati-Dayton growth corridor and we expect it to be substantially complete in the fourth quarter of 2016. We are financing the majority of the estimated $36.0 project through a long-term capital lease and government incentives. Because of our involvement in the project during the construction of the facility, we have included $9.6 of these costs that were incurred by the owner-lessor in property, plant and equipment and as long-term debt in the condensed consolidated balance sheets as of March 31, 2016.

NOTE 6 - Pension and Other Postretirement Benefits

We provide noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. No contributions to the master pension trust are required for 2016. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $50.0 and $75.0 in 2017 and 2018, though the amounts we will be required to pay are more dependent on plan asset returns than in the past. Other factors which affect future funding projections, in addition to differences between expected and actual returns on plan assets, are actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements.

Net periodic benefit cost (income) for pension and other postretirement benefits was as follows:

	Three Months Ended March 31,
	2016	2015
Pension Benefits
Service cost	$0.7	$0.6
Interest cost	32.0	32.5
Expected return on assets	(42.9)	(49.7)
Amortization of prior service cost	1.3	1.1
Amortization of loss	7.0	7.8
Net periodic benefit cost (income)	$(1.9)	$(7.7)

Other Postretirement Benefits
Service cost	$1.2	$1.8
Interest cost	5.0	5.6
Amortization of prior service cost (credit)	(15.1)	(16.2)
Amortization of (gain) loss	(1.1)	0.4
Net periodic benefit cost (income)	$(10.0)	$(8.4)

NOTE 7 - Environmental and Legal Contingencies

Environmental Contingencies

We and our predecessors have been involved in steel manufacturing and related operations since 1900. Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we have estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. For sites involving government-required investigations, we typically make an estimate of potential remediation expenditures only after the investigation is complete and when we better understand the nature and scope of the remediation. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies. We have recorded the following liabilities for environmental matters on our condensed consolidated balance sheets:

	March 31, 2016	December 31, 2015
Accrued liabilities	$5.5	$5.6
Other non-current liabilities	41.5	41.1

We cannot predict the ultimate costs for each site with certainty because of the evolving nature of the investigation and remediation process. Rather, to estimate the probable costs, we must make certain assumptions. The most significant of these assumptions is for the nature and scope of the work that will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology that will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of past response and future oversight costs by governmental agencies, and the reaction of the governing environmental agencies to the proposed work plans. Costs for future investigation and remediation are not discounted to their present value. To the extent that we have been able to reasonably estimate future liabilities, we do not believe that there is a reasonable possibility that we will incur a loss or losses that exceed the amounts we accrued for the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, since we recognize amounts in the consolidated financial statements in accordance with accounting principles generally accepted in the United States that exclude potential losses that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than the liabilities we currently have recorded in our consolidated financial statements.

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. We submitted a Sampling and Analysis Plan (“SAP”) to the EPA on October 25, 2012, and revised it most recently on May 29, 2014. The EPA approved it on June 27, 2014. We completed Phase I of the SAP and submitted a report to the EPA on December 23, 2014. On March 3, 2016, the EPA indicated its desire to suspend the site investigation associated with the Section 3013 RCRA order until resolution of a potential enforcement action. We cannot reliably estimate at this time how long it will take to complete the site investigation. On March 10, 2016, the DOJ invited us to participate in settlement discussions with respect to a potential enforcement action. In April 2015, we executed a tolling agreement with the DOJ associated with these claims. We currently have accrued approximately $0.5 for the projected cost of the investigation. Until the site investigation is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on August 3, 2011, September 29, 2011, and June 28, 2012, the EPA issued a Notice of Violations (“NOV”) for our Middletown Works coke plant, alleging violations of pushing and combustion stack limits. We are investigating these claims and working with the EPA to attempt to resolve them. We believe we will reach a settlement in this matter by implementation of a supplemental environmental project and a payment of a small civil penalty, but cannot be certain that a settlement will be reached. We will vigorously contest any claims which cannot be resolved through a settlement.

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

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works (then a part of Severstal Dearborn, LLC (“Dearborn”)) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Dearborn (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, we filed a motion to dismiss the appeal. Additionally, on December 15, 2014, we filed a motion to dismiss the appeal for lack of jurisdiction. At the conclusion of a hearing on all three motions on February 12, 2015, all three motions were denied. On March 18, 2015, we filed an application for leave to appeal to the Michigan Court of Appeals seeking to overturn the decision of the Circuit Court denying our motion to dismiss for lack of jurisdiction. On August 27, 2015, the Michigan Court of Appeals granted our application for leave to appeal. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs, if any, that we may incur if the appeal causes the permit limits to change, nor can we determine if the costs will be material or when we would incur them.

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

As previously reported, on August 29, 2013, the West Virginia Department of Environmental Protection (“WVDEP”) issued to Mountain State Carbon a renewal NPDES permit for wastewater discharge from the facility to the Ohio River. The new NPDES permit included numerous new, and more stringent, effluent limitations. On October 7, 2013, Mountain State Carbon appealed the permit to the Environmental Quality Board, Appeal No. 13-25-EQB. On February 10, 2016, we reached a partial settlement with WVDEP. We are awaiting a decision from the Environmental Quality Board (“EQB”) regarding the remaining claims following a hearing before the EQB in February 2016. Until the permit limits are determined and final, we cannot reliably estimate the costs that we will incur, if any, if the appeal causes the permit limits to change, or when we may incur the costs.

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

The number of asbestos cases pending at March 31, 2016, is presented below:

March 31, 2016
Cases with specific dollar claims for damages:
Claims up to $0.2	119
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	129
Cases without a specific dollar claim for damages	221
Total asbestos cases pending	350

(a)	Involve a total of 2,329 plaintiffs and 16,681 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information in the three months ended March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31,
	2016	2015
New Claims Filed	13	16
Pending Claims Disposed Of	46	17
Total Amount Paid in Settlements	$0.3	$0.1

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against us, subject to certain court approvals below. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourself in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. In 2014, we recorded a charge for the amount of the tentative settlement with the direct purchaser plaintiff class and paid that amount into an escrow account, which has now been disbursed in accordance with the order that approved the settlement. At this time, we do not have adequate information available to determine that a loss is probable or to reliably or accurately estimate the potential loss, if any, with respect to the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiffs”). Because we have been unable to determine that a potential loss in this case for the Remaining Plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the Remaining Plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc, we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No.

6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint in the Second Action, alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015, final judgment. On January 20, 2016, we filed a motion to dismiss the amended complaint in the Second Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. The court also set a status conference on June 21, 2016. We intend to continue to contest this matter vigorously. At this time, we have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

As previously reported, on June 13, 2013, Cliffs Sales Company (“Cliffs”) filed an action in the United States District Court for the Northern District of Ohio, Civil Action No. 1:13 cv 1308, against us pertaining to Dearborn Works. Cliffs claims that we breached a May 21, 2008, Agreement for Sale of Reclaimed Iron Units, as amended (the “Iron Unit Agreement”). Cliffs claims that we breached the Iron Unit Agreement by failing to purchase the required amount of pellets, chips and fines as allegedly required. We filed an answer denying the material allegations of the complaint and asserting several affirmative defenses. In January of 2014, the presiding judge ordered a stay of the proceedings. It is anticipated that the stay of the litigation may be lifted and discovery may re-commence in the near future. We intend to contest this matter vigorously. At this time, we have not made a determination that a loss is probable and do not have adequate information to reliably or accurately estimate our potential loss if Cliffs prevails in this lawsuit. Because we have been unable to determine that a loss is probable or estimable, we have not recorded an accrual. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

Trade Cases

Corrosion-Resistant Steel

On June 3, 2015, we, along with five other domestic producers, filed anti-dumping (“AD”) and countervailing duty (“CVD”) petitions against imports of corrosion-resistant steel (“CORE”) from China, India, Italy, South Korea and Taiwan. The petitions allege that unfairly traded imports of CORE from those five countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated its investigations on June 24, 2015. On July 16, 2015, the International Trade Commission (“ITC”) made a unanimous preliminary determination of injury to the domestic industry caused by imports of CORE from all five countries. On October 30, 2015, the DOC determined that China, Italy and South Korea significantly increased their product shipments into the U.S. market before the DOC’s preliminary determination of AD and CVD duties. This “critical circumstances” determination allows the DOC to impose CVD and AD duties retroactively beginning from the date that is approximately 90 days before the respective date of the DOC’s preliminary determination of CVD and AD duties. On November 2, 2015, the DOC preliminarily determined that imports of CORE from China, India, Italy and South Korea are benefiting from unfair government subsidies and should be subject to CVD duties. The critical circumstances determination allows the DOC to impose CVD duties on imports from China, India and South Korea retroactively from August 4, 2015. On December 23, 2015, the DOC also preliminarily determined that imports of CORE from China, India, Italy and South Korea are being sold at less-than-fair-value and should be subject to AD duties. The critical circumstances determination allows the DOC to impose AD duties on imports from China, India and South Korea retroactively from October 6, 2015. Estimated AD duties resulting from those preliminary determinations by the DOC are generally added to the estimated CVD duties. As a result of these preliminary CVD and AD determinations, importers are required to post cash deposits with the U.S. government on imports of CORE from these countries as presented below:

Country	Corrosion-Resistant CVD Margins	Corrosion-Resistant AD Margins
China	235.66% – 26.26%	255.8%
India	7.71% – 2.85%	6.92% – 6.64%
Italy	38.41% – 0.00%	3.11% – 0.00%
South Korea	1.37% – 0.00%	3.51% – 2.99%

For Taiwan, the DOC found no dumping margin and that countervailable government subsidies did not exceed the de minimus level of one percent. All preliminary duties remain in effect until the DOC issues final determinations. We expect final determinations of whether dumping, subsidization and injury have occurred to be issued by the end of the second quarter of 2016.

Cold-Rolled Steel

On July 28, 2015, we, along with four other domestic producers, filed AD petitions against imports of cold-rolled steel from Brazil, China, India, Japan, the Netherlands, Russia, South Korea and the United Kingdom, as well as CVD petitions against imports of cold-rolled steel from Brazil, China, India, Russia and South Korea. The petitions allege that unfairly traded imports of cold-rolled steel from those eight countries are causing material injury to the domestic industry. The DOC initiated its investigations on August 17, 2015. On September 10, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of cold-rolled steel from Brazil, China, India, Japan, Russia, South Korea and the United Kingdom. The ITC also determined that imports of cold-roll steel from the Netherlands were “negligible” (i.e., less than 3% of total imports of cold-rolled steel during the preceding twelve-month period), and terminated the investigation of imports from the Netherlands. In addition, in October 2015, we and the other petitioners filed critical circumstances allegations against certain foreign producers of cold-rolled steel asserting that those foreign producers significantly increased their shipments of products into the U.S. market before the DOC’s preliminary determination of AD and CVD duties. On December 16, 2015, the DOC preliminarily determined that imports of cold-rolled steel from Brazil, China, India and Russia are benefiting from unfair government subsidies and should be subject to CVD duties. For South Korea, the DOC found that countervailable government subsidies did not exceed the de minimus level of one percent. The DOC also preliminarily determined that critical circumstances exist for imports of certain cold-rolled steel from China. The DOC’s critical circumstances preliminary determination allows the DOC to impose CVD duties on certain cold-rolled steel imports from China retroactively from September 22, 2015. On March 1, 2016, the DOC also preliminarily determined that imports of cold-rolled steel from Brazil, China, India, Japan, Russia, South Korea and the United Kingdom are being sold at less-than-fair-value and should be subject to AD duties. On April 7, 2016, the DOC issued a revised preliminary AD determination for Brazil to correct a ministerial error. The critical circumstances determination allows the DOC to impose AD duties on imports from China retroactively from December 8, 2015. Estimated AD duties resulting from those preliminary determinations by the DOC are generally added to the estimated CVD duties. As a result of these preliminary CVD and AD determinations, importers are required to post cash deposits with the U.S. government on imports of cold-rolled steel from these countries as presented below:

Country	Cold-Rolled CVD Margins	Cold-Rolled AD Margins
Brazil	7.42%	35.43% – 20.84%
China	227.29%	265.79%
India	4.45%	6.78%
Japan	NA	71.35%
Russia	6.33% – 0.00%	16.89% – 12.62%
South Korea	0.00%	6.89% – 2.17%
United Kingdom	NA	31.39% – 5.79%

We expect final determinations of whether dumping, subsidization and injury have occurred to be issued by the end of the third quarter of 2016.

Hot-Rolled Steel

On August 11, 2015, we, along with five other domestic producers, filed AD petitions against imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom, as well as CVD petitions against imports of hot-rolled steel from Brazil, South Korea and Turkey. The petitions allege that unfairly traded imports of hot-rolled steel from those seven countries are causing material injury to the domestic industry. The DOC initiated its investigations on September 1, 2015. On September 24, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of hot-rolled steel from all seven countries. In addition, in October 2015, we and the other petitioners filed critical circumstances allegations against certain foreign producers of hot-rolled steel asserting that those foreign producers significantly increased their shipments of products into the U.S. market before the DOC’s preliminary determination of AD and CVD duties. On December 9, 2015, the DOC preliminarily determined that critical circumstances exist for imports of certain hot-rolled steel from Brazil. On January 11, 2016, the DOC preliminarily determined that imports of hot-rolled steel from Brazil are benefiting from unfair government subsidies and should be subject to CVD duties. For South Korea and Turkey, the DOC found that countervailable government subsidies did not exceed the de minimus level of one percent. As a result of the preliminary CVD determination, importers are required to post cash deposits with the U.S. government on imports of hot-rolled steel from Brazil. The DOC’s critical circumstances preliminary determination also allows the DOC to impose CVD duties on certain hot-rolled steel imports from Brazil retroactively from October 13, 2015. On March 15, 2016, the DOC also preliminarily determined that imports of hot-rolled steel from Australia, Brazil, Netherlands, Japan, South Korea, Turkey and the United Kingdom are being sold at less-than-fair-value and should be subject to AD duties. The critical circumstances determination allows the DOC to impose AD duties on imports from Brazil retroactively from December 23, 2015. Estimated AD duties resulting from those preliminary determinations by the DOC are generally added to the estimated CVD duties. As a result of these preliminary CVD and AD determinations, importers are required to post cash deposits with the U.S. government on imports of hot-rolled steel from these countries as presented below:

Country	Hot-Rolled CVD Margins	Hot-Rolled AD Margins
Australia	NA	23.25%
Brazil	7.42%	34.28% – 33.91%
Netherlands	NA	5.07%
Japan	NA	11.29% – 6.79%
South Korea	0.00%	7.33% – 3.97%
Turkey	0.00%	7.07% – 5.24%
United Kingdom	NA	49.05%

We expect final determinations of whether dumping, subsidization and injury have occurred to be issued by the end of the third quarter of 2016.

Stainless Steel

On February 12, 2016, we, along with three other domestic producers, filed AD and CVD petitions against imports of stainless steel from China. The petitions allege that unfairly traded imports of stainless steel from China are causing material injury to the domestic industry. The DOC initiated its investigations on March 4, 2016. On March 25, 2016, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of stainless steel from China. We expect the DOC to make preliminary determinations about subsidies and dumping by the end of the third quarter of 2016, and impose preliminary duties. If the DOC imposes preliminary duties, covered importers would be required to post cash deposits to the U.S. government covering those duties beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until the DOC issues final determinations. We expect the entire investigation to take approximately one year, with final determinations of whether dumping, subsidization, and injury have occurred likely issued in the first quarter of 2017.

Grain-Oriented Electrical Steel

On September 18, 2013, we, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of grain-oriented electrical steel (“GOES”) from seven countries. We filed AD petitions against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a CVD petition against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The DOC initiated the cases on October 24, 2013. On November 19, 2013, the ITC made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations for imports of GOES from Germany, Japan and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia and South Korea, and the final dumping determinations on Germany, Japan and Poland, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations). The DOC also reached affirmative preliminary critical circumstances findings for Poland and Russia. The ITC issued its final determination for imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea in separate decisions issued on August 27, 2014 and October 23, 2014. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by those imports. These two ITC decisions nullify the DOC’s preliminary assessment of dumping duties on GOES imports from each of the countries in the filed trade petition, as well as a CVD determination for China. On September 16, 2014, the Petitioners filed an appeal of the ITC’s August 27, 2014, decision to the Court of International Trade (the “CIT”), and on November 13, 2014, the Petitioners filed an appeal of the ITC’s October 23, 2014, decision to the CIT. The CIT consolidated those two appeals into a single appeal. The parties have fully briefed the appeal and are awaiting the decision by the CIT.

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

NOTE 8 - Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $5.7 for 2016. The first quarter information is presented below:

	Three Months Ended March 31,
Share-based Compensation Expense	2016	2015
Stock options	$0.5	$1.2
Restricted stock	0.8	2.1
Restricted stock units issued to Directors	0.3	0.3
Performance shares	0.4	0.6
Total share-based compensation expense	$2.0	$4.2

We granted stock options on 615,610 shares during the three months ended March 31, 2016, with a weighted-average fair value of $1.26 per share of stock option. No options were exercised in 2016.

We granted restricted stock awards of 608,170 shares during the three months ended March 31, 2016, at a weighted-average fair value of $1.76 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2016 was $1.4.

We granted performance share awards of 484,500 shares during the three months ended March 31, 2016, with a weighted-average fair value of $1.74 per share.

NOTE 9 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended March 31,
	2016	2015
Foreign currency translation
Balance at beginning of period	$(2.1)	$1.0
Other comprehensive income (loss)—foreign currency translation gain (loss)	1.5	(3.2)
Balance at end of period	$(0.6)	$(2.2)
Cash flow hedges
Balance at beginning of period	$(34.0)	$(32.2)
Other comprehensive income (loss):
Gains (losses) arising in period	(7.8)	(18.0)
Income tax expense	—	—
Gains (losses) arising in period, net of tax	(7.8)	(18.0)
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	13.2	17.9
Income tax expense	—	—
Net amount of reclassification of losses (gains) to net income (loss)	13.2	17.9
Total other comprehensive income (loss), net of tax	5.4	(0.1)
Balance at end of period	$(28.6)	$(32.3)
Unrealized holding gains on securities
Balance at beginning and end of period	$—	$0.4
Pension and OPEB plans
Balance at beginning of period	$(151.1)	$(173.6)
Other comprehensive income (loss):
Reclassification to net income (loss):
Prior service costs (credits) (b)	(13.8)	(15.1)
Actuarial (gains) losses (b)	5.9	8.2
Subtotal	(7.9)	(6.9)
Income tax expense	—	—
Amount of reclassification to net income (loss), net of tax	(7.9)	(6.9)
Total other comprehensive income (loss), net of tax	(7.9)	(6.9)
Balance at end of period	$(159.0)	$(180.5)

(a)	Included in cost of products sold.

(b)	Included in pension and OPEB expense (income).

NOTE 10 - Earnings per Share

Earnings per share are calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. We divide the sum of distributed earnings to common stockholders and undistributed earnings to common stockholders by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to dividends before vesting and meets the criteria of a participating security.

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to AK Steel Holding Corporation	$(13.6)	$(306.3)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—
Undistributed earnings (loss)	$(13.6)	$(306.3)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—
Undistributed earnings (loss) to common stockholders	(13.5)	(305.1)
Common stockholders earnings (loss)—basic and diluted	$(13.5)	$(305.1)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	177.5	177.0
Effect of exchangeable debt	—	—
Effect of dilutive stock-based compensation	—	—
Common shares outstanding for diluted earnings per share	177.5	177.0

Basic and diluted earnings per share:
Distributed earnings	$—	$—
Undistributed earnings (loss)	(0.08)	(1.72)
Basic and diluted earnings (loss) per share	$(0.08)	$(1.72)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	3.9	3.0

NOTE 11 - Variable Interest Entities

SunCoke Middletown

We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $18.0 and $15.4 for the three months ended March 31, 2016 and 2015 that was included in our consolidated income (loss) before income taxes.

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

NOTE 12 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of common/collective trusts by using the net asset value per share multiplied by the number of shares of the trust investment held as of the measurement date. If we have the ability to redeem our investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, we categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), we adjust our valuations to reflect the counterparty’s valuation assumptions. After validating that the counterparty’s assumptions for implied volatilities reflect independent source’s assumptions, we discount these model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of March 31, 2016, a spread over benchmark rates of less than 1.8% was used for derivatives valued as assets and less than 4.2% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

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

Assets and liabilities measured at fair value on a recurring basis are presented below:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$113.0	$—	$113.0	$56.6	$—	$56.6
Other current assets:
Foreign exchange contracts	—	—	—	—	1.1	1.1
Commodity hedge contracts	—	1.6	1.6	—	0.5	0.5
Other non-current assets:
Commodity hedge contracts	—	0.4	0.4	—	0.3	0.3
Assets measured at fair value	$113.0	$2.0	$115.0	$56.6	$1.9	$58.5

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.7)	$(0.7)	$—	$—	$—
Commodity hedge contracts	—	(34.5)	(34.5)	—	(41.2)	(41.2)
Other non-current liabilities—commodity hedge contracts	—	(6.4)	(6.4)	—	(9.5)	(9.5)
Liabilities measured at fair value	$—	$(41.6)	$(41.6)	$—	$(50.7)	$(50.7)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,857.0)	$(1,857.0)	$—	$(1,573.3)	$(1,573.3)
Carrying amount	—	(2,336.4)	(2,336.4)	—	(2,354.1)	(2,354.1)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at March 31, 2016 and December 31, 2015.

NOTE 13 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of intercompany receivables that are denominated in foreign currencies, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. These contracts have not been designated as hedges for accounting purposes and gains or losses are reported in earnings on a current basis in other income (expense).

We are exposed to fluctuations in market prices of raw materials and energy sources, as well as from the effect of market prices on the sale of certain commodity steel (hot roll carbon steel coils). We may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. For input commodities, these derivatives are typically used for a portion of our natural gas, nickel, iron ore, zinc and electricity requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

All commodity derivatives are recognized as an asset or liability at fair value. We record the effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize earnings for the associated underlying transaction. We recognize gains and losses on these designated derivatives arising from either hedge ineffectiveness or from components excluded from the assessment of effectiveness in current earnings under cost of products sold. We record all gains or losses from derivatives for which hedge accounting treatment has not been elected to earnings on a current basis in cost of products sold. We have provided $11.1 of collateral to counterparties under collateral funding arrangements as of March 31, 2016.

Outstanding commodity price swaps and options and forward foreign exchange contracts are presented below:

Commodity	March 31, 2016	December 31, 2015
Nickel (in lbs)	99,400	164,800
Natural gas (in MMBTUs)	31,907,500	36,972,500
Zinc (in lbs)	41,634,300	54,173,800
Iron ore (in metric tons)	2,260,000	2,795,000
Electricity (in MWHs)	1,098,000	1,386,400
Foreign exchange contracts (in euros)	€32,125,000	€55,500,000

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$1.6	$0.3
Other noncurrent assets—commodity contracts	0.4	0.3
Accrued liabilities—commodity contracts	(34.3)	(40.9)
Other non-current liabilities—commodity contracts	(6.4)	(9.5)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	1.1
Commodity contracts	—	0.2
Accrued liabilities:
Foreign exchange contracts	(0.7)	—
Commodity contracts	(0.2)	(0.3)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations are presented below:

	Three Months Ended March 31,
Gain (loss)	2016	2015
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$(13.2)	$(17.9)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	4.4	(13.0)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(1.8)	1.4
Commodity contracts:
Recognized in net sales	—	1.3
Recognized in cost of products sold	(0.5)	(2.4)

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	April 2016 to December 2017	$(21.1)
Zinc	April 2016 to December 2017	(5.9)
Iron ore	April 2016 to November 2017	(5.5)
Electricity	April 2016 to December 2017	(3.8)

NOTE 14 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Three Months Ended March 31,
	2016	2015
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$4.8	$5.1
Income taxes	(3.4)	—

Included in net cash flows from operations was cash provided by SunCoke Middletown of $20.4 and $29.0 for the three months ended March 31, 2016 and 2015. Consolidated cash and cash equivalents at March 31, 2016 and December 31, 2015, include SunCoke Middletown’s cash and cash equivalents of $7.0 and $7.6. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the three months ended March 31, 2016 and 2015, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the consolidated statements of cash flows until paid. We have included costs incurred by the owner-lessor of the Research and Innovation Center in property, plant and equipment and as a capital lease in the condensed consolidated balance sheets as of March 31, 2016, which represents a non-cash transaction for us. We also granted restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Three Months Ended March 31,
	2016	2015
Capital investments	$24.5	$18.1
Research and Innovation Center capital lease	9.6	—
Issuance of restricted stock and restricted stock units	1.4	3.4

NOTE 15 - Union Contracts

On March 22, 2016, members of the United Auto Workers, Local 3462, ratified a new labor agreement covering approximately 325 employees at our Coshocton Works prior to the existing contract’s March 31, 2016 expiration. The new agreement is scheduled to expire on September 30, 2019.

An agreement with the United Auto Workers, Local 3303, which represents approximately 1,235 employees at our Butler Works, is scheduled to expire on October 1, 2016. An agreement with the United Auto Workers, Local 600, which represents approximately 1,165 employees at our Dearborn Works, is scheduled to expire on March 31, 2017. An agreement with the United Steelworkers, Local 169, which represents approximately 300 employees at our Mansfield Works, is also scheduled to expire on March 31, 2017.

NOTE 16 - New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect of the adoption of Topic 606 on our financial position and results of operations.

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Topic 842 is effective for annual reporting periods beginning after December 15, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our financial position and results of operations.

FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), during the first quarter of 2016. Topic 718 simplifies several aspects of the accounting for employee share-based payments. Topic 718 is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect of the adoption of Topic 718 on our financial position and results of operations.

NOTE 17 - Supplementary Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 7.625% Senior Notes due October 2021 and 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures for the Senior Notes, AK Holding and the guarantor subsidiaries (AK Steel’s 100%-owned subsidiaries, AK Tube LLC and AK Steel Properties, Inc.) each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Senior Notes.

Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Exchangeable Notes. AK Holding remains the sole guarantor of the Exchangeable Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,468.2	$58.7	$118.1	$(126.2)	$1,518.8
Cost of products sold (exclusive of items shown separately below)	—	1,351.3	39.8	87.7	(113.3)	1,365.5
Selling and administrative expenses (exclusive of items shown separately below)	1.3	64.5	2.6	6.5	(11.4)	63.5
Depreciation	—	46.4	1.0	6.3	—	53.7
Pension and OPEB expense (income)	—	(11.9)	—	—	—	(11.9)
Total operating costs	1.3	1,450.3	43.4	100.5	(124.7)	1,470.8
Operating profit (loss)	(1.3)	17.9	15.3	17.6	(1.5)	48.0
Interest expense	—	42.3	—	0.5	—	42.8
Other income (expense)	—	(4.1)	2.0	1.4	—	(0.7)
Income (loss) before income taxes	(1.3)	(28.5)	17.3	18.5	(1.5)	4.5
Income tax expense (benefit)	—	(6.1)	6.6	0.2	(0.6)	0.1
Equity in net income (loss) of subsidiaries	(11.1)	10.1	—	—	1.0	—
Net income (loss)	(12.4)	(12.3)	10.7	18.3	0.1	4.4
Less: Net income attributable to noncontrolling interests	—	—	—	18.0	—	18.0
Net income (loss) attributable to AK Steel Holding Corporation	(12.4)	(12.3)	10.7	0.3	0.1	(13.6)
Other comprehensive income (loss)	(1.0)	(1.0)	—	1.5	(0.5)	(1.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(13.4)	$(13.3)	$10.7	$1.8	$(0.4)	$(14.6)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,702.5	$65.8	$124.4	$(141.8)	$1,750.9
Cost of products sold (exclusive of items shown separately below)	—	1,609.4	44.8	95.1	(140.7)	1,608.6
Selling and administrative expenses (exclusive of items shown separately below)	1.7	70.8	3.0	6.6	(12.9)	69.2
Depreciation	—	48.4	1.0	6.0	—	55.4
Pension and OPEB expense (income)	—	(16.1)	—	—	—	(16.1)
Total operating costs	1.7	1,712.5	48.8	107.7	(153.6)	1,717.1
Operating profit (loss)	(1.7)	(10.0)	17.0	16.7	11.8	33.8
Interest expense	—	43.4	—	0.5	—	43.9
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Other income (expense)	—	(2.6)	1.6	(15.7)	—	(16.7)
Income (loss) before income taxes	(1.7)	(56.0)	18.6	(255.8)	11.8	(283.1)
Income tax expense (benefit)	—	1.5	7.5	(6.1)	4.8	7.7
Equity in net income (loss) of subsidiaries	(304.5)	(247.0)	—	—	551.5	—
Net income (loss)	(306.2)	(304.5)	11.1	(249.7)	558.5	(290.8)
Less: Net income attributable to noncontrolling interests	—	—	—	15.5	—	15.5
Net income (loss) attributable to AK Steel Holding Corporation	(306.2)	(304.5)	11.1	(265.2)	558.5	(306.3)
Other comprehensive income (loss)	(10.2)	(10.2)	—	(3.2)	13.4	(10.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(316.4)	$(314.7)	$11.1	$(268.4)	$571.9	$(316.5)

Condensed Consolidated Balance Sheets
March 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$85.9	$0.1	$27.0	$—	$113.0
Accounts receivable, net	—	452.9	25.8	35.5	(25.5)	488.7
Inventory, net	—	992.6	24.8	63.2	(11.7)	1,068.9
Other current assets	—	68.0	0.4	3.4	—	71.8
Total current assets	—	1,599.4	51.1	129.1	(37.2)	1,742.4
Property, plant and equipment	—	5,785.5	103.5	599.4	—	6,488.4
Accumulated depreciation	—	(4,264.1)	(76.5)	(92.1)	—	(4,432.7)
Property, plant and equipment, net	—	1,521.4	27.0	507.3	—	2,055.7
Investment in subsidiaries	(3,311.1)	1,380.2	—	—	1,930.9	—
Inter-company accounts	2,320.6	(3,390.4)	1,441.6	(401.0)	29.2	—
Other non-current assets	—	121.2	32.8	35.2	—	189.2
TOTAL ASSETS	$(990.5)	$1,231.8	$1,552.5	$270.6	$1,922.9	$3,987.3
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$609.8	$6.4	$27.8	$(0.7)	$643.3
Accrued liabilities	—	252.4	2.2	15.4	—	270.0
Current portion of pension and other postretirement benefit obligations	—	78.1	—	0.3	—	78.4
Total current liabilities	—	940.3	8.6	43.5	(0.7)	991.7
Non-current liabilities:
Long-term debt	—	2,336.4	—	—	—	2,336.4
Pension and other postretirement benefit obligations	—	1,129.0	—	3.4	—	1,132.4
Other non-current liabilities	—	137.2	—	1.2	—	138.4
TOTAL LIABILITIES	—	4,542.9	8.6	48.1	(0.7)	4,598.9
Equity (deficit):
Total stockholders’ equity (deficit)	(990.5)	(3,311.1)	1,543.9	(156.4)	1,923.6	(990.5)
Noncontrolling interests	—	—	—	378.9	—	378.9
TOTAL EQUITY (DEFICIT)	(990.5)	(3,311.1)	1,543.9	222.5	1,923.6	(611.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(990.5)	$1,231.8	$1,552.5	$270.6	$1,922.9	$3,987.3

Condensed Consolidated Balance Sheets
December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.0	$—	$29.6	$—	$56.6
Accounts receivable, net	—	411.9	23.5	32.0	(22.5)	444.9
Inventory, net	—	1,149.6	26.1	60.6	(10.0)	1,226.3
Other current assets	—	75.6	0.3	2.5	—	78.4
Total current assets	—	1,664.1	49.9	124.7	(32.5)	1,806.2
Property, plant and equipment	—	5,763.8	103.1	599.1	—	6,466.0
Accumulated depreciation	—	(4,218.0)	(75.4)	(86.1)	—	(4,379.5)
Property, plant and equipment, net	—	1,545.8	27.7	513.0	—	2,086.5
Investment in subsidiaries	(3,541.0)	1,346.0	—	—	2,195.0	—
Inter-company accounts	2,563.4	(3,600.9)	1,403.0	(390.8)	25.3	—
Other non-current assets	—	125.6	33.0	33.1	—	191.7
TOTAL ASSETS	$(977.6)	$1,080.6	$1,513.6	$280.0	$2,187.8	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$669.0	$6.3	$29.1	$(1.0)	$703.4
Accrued liabilities	—	242.3	2.8	16.4	—	261.5
Current portion of pension and other postretirement benefit obligations	—	77.3	—	0.4	—	77.7
Total current liabilities	—	988.6	9.1	45.9	(1.0)	1,042.6
Non-current liabilities:
Long-term debt	—	2,354.1	—	—	—	2,354.1
Pension and other postretirement benefit obligations	—	1,143.6	—	3.3	—	1,146.9
Other non-current liabilities	—	135.3	—	1.1	—	136.4
TOTAL LIABILITIES	—	4,621.6	9.1	50.3	(1.0)	4,680.0
Equity (deficit):
Total stockholders’ equity (deficit)	(977.6)	(3,541.0)	1,504.5	(152.3)	2,188.8	(977.6)
Noncontrolling interests	—	—	—	382.0	—	382.0
TOTAL EQUITY (DEFICIT)	(977.6)	(3,541.0)	1,504.5	229.7	2,188.8	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(977.6)	$1,080.6	$1,513.6	$280.0	$2,187.8	$4,084.4

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$108.1	$10.7	$15.1	$4.1	$136.7
Cash flows from investing activities:
Capital investments	—	(27.2)	(0.7)	(0.9)	—	(28.8)
Other investing items, net	—	—	—	(0.1)	—	(0.1)
Net cash flows from investing activities	—	(27.2)	(0.7)	(1.0)	—	(28.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(30.0)	—	—	—	(30.0)
Inter-company activity	1.6	8.0	(9.9)	4.4	(4.1)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(21.1)	—	(21.1)
Other financing items, net	(0.3)	—	—	—	—	(0.3)
Net cash flows from financing activities	1.3	(22.0)	(9.9)	(16.7)	(4.1)	(51.4)
Net increase (decrease) in cash and cash equivalents	—	58.9	0.1	(2.6)	—	56.4
Cash and equivalents, beginning of period	—	27.0	—	29.6	—	56.6
Cash and equivalents, end of period	$—	$85.9	$0.1	$27.0	$—	$113.0

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.4)	$(40.7)	$11.2	$32.3	$(4.1)	$(2.7)
Cash flows from investing activities:
Capital investments	—	(26.2)	(0.8)	(1.3)	—	(28.3)
Other investing items, net	—	(5.7)	—	0.1	—	(5.6)
Net cash flows from investing activities	—	(31.9)	(0.8)	(1.2)	—	(33.9)
Cash flows from financing activities:
Net borrowings under credit facility	—	75.0	—	—	—	75.0
Inter-company activity	2.3	4.1	(10.8)	0.3	4.1	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(18.3)	—	(18.3)
Other financing items, net	(0.9)	—	—	—	—	(0.9)
Net cash flows from financing activities	1.4	79.1	(10.8)	(18.0)	4.1	55.8
Net increase (decrease) in cash and cash equivalents	—	6.5	(0.4)	13.1	—	19.2
Cash and equivalents, beginning of period	—	28.5	0.5	41.2	—	70.2
Cash and equivalents, end of period	$—	$35.0	$0.1	$54.3	$—	$89.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We operate eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that we sell in sheet and strip form, as well as carbon and stainless steel that we finish into welded steel tubing. We sell these products to our customers in three markets: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters markets. We sell carbon steel products principally to domestic customers and electrical and stainless steel products both domestically and internationally. We also produce welded carbon and stainless steel tubing used in the automotive, large truck, industrial and construction markets. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

Overview

Our focus on controlling those items that are within our control produced solid results during the first quarter of 2016. We have been focused on optimizing our operational footprint and reducing our exposure to commodity products. As a result of our efforts, operating profit and adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) for the first quarter of 2016 each increased substantially from the first quarter of 2015.

In the first quarter of 2016, our emphasis on value-added products resulted in a 13% increase in shipments to the automotive market and a 6% increase in shipments to the electrical steel market, compared to the first quarter of 2015. Our decision to reduce shipments of commodity products resulted in an overall 5% decline in shipments to 1,658,200 tons from the same quarter a year ago. Our average selling price of $914 per ton in the first quarter of 2016 decreased 9% from the first quarter of 2015, primarily as a result of the renewal of contracts with certain of our contract customers at lower prices than a year ago and lower prices for commodity products. As a result, net sales for the first quarter of 2016 declined 13% to $1,518.8, compared to net sales of $1,750.9 for the first quarter of 2015.

Operating profit increased 42% in the first quarter of 2016 from the first quarter of 2015. This increase is attributed to our strategic actions to reduce our exposure to commodity steel markets, as well as our continuous focus on process improvements and relentless attention to cost reductions. The first quarter of 2016 included a LIFO credit of $12.3, compared to a LIFO credit of $17.1 in the first quarter of 2015.

We reported a net loss of $13.6, or $0.08 per diluted share of common stock, for the first quarter of 2016, compared to a net loss of $306.3, or $1.72 per diluted share, for the first quarter of 2015. The first quarter of 2015 net loss included a charge to write off our investment in Magnetation LLC of $256.3, or $1.44 per diluted share. We reported adjusted EBITDA of $81.1, or 5.3% of net sales, for the first quarter of 2016, which was 41% higher than adjusted EBITDA of $57.5, or 3.3% of net sales, for the year-ago first quarter.

We ended the first quarter of 2016 with total liquidity of $693.4, consisting of cash and cash equivalents and $588.4 of availability under AK Steel’s revolving credit facility (the “Credit Facility”). Cash flows from operating activities were $136.7 and included a $71.6 improvement in working capital, reflecting our continued efforts to proactively manage our inventory levels and the reduction of an inventory build made in advance of the temporarily idling of the Ashland Works steelmaking operations in the fourth quarter of 2015. We also reduced borrowings under the Credit Facility by $30.0 and increased our cash and cash equivalents by $56.4 during the first quarter of 2016.

In 2015 and 2016, we joined other major domestic steel producers in filing anti-dumping and countervailing duty petitions with the International Trade Commission (“ITC”) and the United States Department of Commerce (“DOC”) against imports of corrosion-resistant, cold-rolled and hot-rolled carbon steel products from multiple foreign countries and stainless steel products from China in response to a flood of what we believe are unfairly traded imports. Each of these trade cases is progressing through ITC and DOC investigations of whether foreign producers are violating U.S. anti-dumping laws by selling their products at less than fair value in the U.S. and countervailing duty laws by selling products in the U.S. that benefit from unfair government subsidies. In the three carbon steel cases, the DOC has made preliminary determinations on anti-dumping margin duty rates, which are designed to offset the amount by which the product is sold at less than fair value, and countervailing duty rates, which are designed to offset the amount by which the product benefits from unfair government subsidies. In the carbon steel cases, we expect final determinations to be issued in the second and third quarters of 2016. In the stainless steel case, we anticipate that the DOC will make preliminary countervailing and anti-dumping duty determinations in the third quarter of 2016.

Steel Shipments

Total shipments were 1,658,200 tons for the three months ended March 31, 2016, a 5% decrease from 1,750,500 tons for the three months ended March 31, 2015. For the three months ended March 31, 2016, value-added products comprised 84.0% of total shipments, an increase from 77.9% of total shipments in the three months ended March 31, 2015. Growth in shipments of higher value-added products to the automotive market of 13% was more than offset by our decision to reduce certain shipments to the carbon and stainless steel commodity spot markets. This resulted in a decrease in total shipments and the increase in the proportion of value-added shipments from the prior year. The following table shows net shipments by product line:

	Three Months Ended March 31,
	2016		2015
Value-added Shipments	(tons in thousands)
Stainless/electrical	223.8	13.5%	227.5	13.0%
Coated	837.1	50.5%	786.0	44.9%
Cold-rolled	301.9	18.2%	321.0	18.3%
Tubular	29.4	1.8%	29.4	1.7%
Subtotal value-added shipments	1,392.2	84.0%	1,363.9	77.9%
Non Value-added Shipments
Hot-rolled	220.4	13.3%	333.0	19.0%
Secondary	45.6	2.7%	53.6	3.1%
Subtotal non value-added shipments	266.0	16.0%	386.6	22.1%
Total shipments	1,658.2	100.0%	1,750.5	100.0%

Net Sales

Net sales for the three months ended March 31, 2016 of $1,518.8 were 13% lower than net sales of $1,750.9 for the three months ended March 31, 2015. Increases in sales to the automotive market were more than offset by our decision to reduce sales of commodity products. In addition, certain customer contracts were renewed at lower prices due to the market decline in steel prices principally caused by the high level of imports and the decline in raw material prices. The decline in raw material prices also resulted in lower surcharge revenue. We shipped approximately 90% of our flat-rolled steel products in the three months ended March 31, 2016 to contract customers, with the balance to customers in the spot market at prevailing prices at the time of sale. We have contracts with all of our major automotive and most of our infrastructure and manufacturing market customers. These contracts include prices for each product during contract periods, which are generally one year or less. In the three months ended March 31, 2016, approximately half of our shipments to contract customers were fixed price contracts and the other half allowed price adjustments during the contract period. For shipments under contracts containing variable-pricing mechanisms, roughly half are based on steel spot market prices, while the other half are based on input cost changes. When adjustments occur, the resulting adjustments typically occur at three- or six-month intervals. As a result, the average selling price for the three months ended March 31, 2016 was $914 per ton, or 9% less than the average selling price of $999 per ton for the three months ended March 31, 2015.

Net sales to customers outside the United States for the three months ended March 31, 2016 were $178.4, compared to $208.4 for the three months ended March 31, 2015.

Cost of Products Sold

Cost of products sold was $1,365.5 for the three months ended March 31, 2016, a decrease from $1,608.6 for the three months ended March 31, 2015, principally due to lower shipments. Cost of products sold as a percentage of sales improved to 89.9% for the three months ended March 31, 2016, from 91.9% for the year-ago period, primarily as a result of reduced input costs for raw materials and energy, cost reduction efforts and achievement of production efficiencies. We recorded a LIFO credit of $12.3 for the three months ended March 31, 2016, compared to a LIFO credit of $17.1 for the three months ended March 31, 2015. Planned maintenance outage costs were $3.4 in the three months ended March 31, 2016, compared to $13.6 for the three months ended March 31, 2015.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2016 were $63.5, compared to $69.2 for the three months ended March 31, 2015. The decrease was due to ongoing cost reduction efforts that continued through the first quarter of 2016.

Depreciation

Depreciation expense for the three months ended March 31, 2016 was $53.7, compared to $55.4 for the three months ended March 31, 2015. The slight decrease reflects lower levels of capital expenditures in recent years.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income was $11.9 for the three months ended March 31, 2016, compared to $16.1 for the three months ended March 31, 2015. The decrease in income was principally a result of lower pension assets and related expected returns on assets.

Operating Profit

Operating profit was $48.0 for the three months ended March 31, 2016, compared to $33.8 for the three months ended March 31, 2015. Included in operating profit was $18.0 related to SunCoke Middletown for the three months ended March 31, 2016, compared to $15.4 for the corresponding period in 2015. Operating profit attributable to AK Holding (excluding SunCoke Middletown) for the first quarter of 2016 increased 63% from a year ago. Overall, a better product mix from continued strong carbon and stainless steel shipments to the automotive markets, lower input costs, cost reductions and increased production efficiencies mitigated the effect of lower selling prices and shipments to the carbon spot market.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $42.8, compared to $43.9 for the same period in 2015. The decrease from 2015 was primarily related to lower debt obligations.

Impairment of Magnetation Investment

In the three months ended March 31, 2015, we recognized a non-cash impairment charge of $256.3 to write off our investment in Magnetation. For further discussion, see the Magnetation section below and Note 3 to the condensed consolidated financial statements.

Other Income (Expense)

Other income (expense) was $(0.7) for the three months ended March 31, 2016, compared to other income (expense) of $(16.7) for the three months ended March 31, 2015. Included in other income (expense) for the three months ended March 31, 2015 was our share of loss for Magnetation of $16.3. The results of operations for the three months ended March 31, 2016 do not include any income or losses of Magnetation since we reduced our basis in the Magnetation investment to zero as of March 31, 2015.

Income Tax Expense

We used the discrete method to estimate income taxes of $0.1 and $7.7 for the three months ended March 31, 2016 and 2015. Current year income taxes are based on the actual year-to-date pre-tax loss through March 31, 2016, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate for 2016 with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income, the expected change in the valuation allowance and the projected change in value of our identified tax-planning strategy, which is based on costs for raw materials and their impact on LIFO income. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance and tax planning strategy, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. We estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy. In addition, the change in valuation allowance for the three months ended March 31, 2016 includes a $4.4 benefit related to the effect of the Protecting American Taxpayers and Homeowners (PATH) Act, which allows for the realizability of certain alternative minimum tax credits.

Net Income (Loss) and Adjusted Net Income (Loss)

As a result of the various factors and conditions described above, we reported a net loss of $13.6, or $0.08 per diluted share, for the three months ended March 31, 2016, compared to a net loss of $306.3, or $1.72 per diluted share, for the three months ended March 31, 2015. Excluding the Magnetation impairment charge, we reported an adjusted net loss of $50.0, or $0.28 per diluted share, in the three months ended March 31, 2015.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $81.1, or 5.3% of net sales, for the three months ended March 31, 2016, compared to adjusted EBITDA of $57.5, or 3.3% of net sales, for the three months ended March 31, 2015.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA and adjusted net income (loss) that exclude the effects of noncontrolling interests and an impairment charge for our investment in Magnetation. We believe that reporting adjusted net income (loss) attributable to AK Holding (as a total and on a per share basis) with these items excluded more clearly reflects our current operating results and provides investors with a better understanding of our overall financial performance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, we have made adjustments to EBITDA to exclude the effect of noncontrolling interests and an impairment charge for our investment in Magnetation. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze our financial results in relation to those of our competitors and to our prior financial performance by excluding items that otherwise would distort the comparison. Adjusted EBITDA and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

Neither current nor potential investors in our securities should rely on adjusted EBITDA or adjusted net income (loss) as a substitute for any GAAP financial measure and we encourage current and potential investors to review the following reconciliations of adjusted EBITDA and adjusted net income (loss) attributable to AK Holding.

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to AK Holding	$(13.6)	$(306.3)
Net income attributable to noncontrolling interests	18.0	15.5
Income tax expense	0.1	7.7
Interest expense	42.8	43.9
Interest income	(0.3)	(0.3)
Depreciation	53.7	55.4
Amortization	2.0	4.4
EBITDA	102.7	(179.7)
Less: EBITDA of noncontrolling interests (a)	21.6	19.1
Impairment of Magnetation impairment	—	256.3
Adjusted EBITDA	$81.1	$57.5
Adjusted EBITDA per ton	$49	$33

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended March 31,
	2016	2015
Net income attributable to noncontrolling interests	$18.0	$15.5
Depreciation	3.6	3.6
EBITDA of noncontrolling interests	$21.6	$19.1

Reconciliation of Adjusted Net Income (Loss) Attributable to AK Holding

	Three Months Ended March 31,
	2016	2015
Reconciliation to Net Income (Loss) Attributable to AK Holding
Adjusted net income (loss) attributable to AK Holding	$(13.6)	$(50.0)
Impairment of Magnetation investment	—	(256.3)
Net income (loss) attributable to AK Holding, as reported	$(13.6)	$(306.3)

Reconciliation to Diluted Earnings (Losses) per Share
Adjusted diluted earnings (losses) per share	$(0.08)	$(0.28)
Impairment of Magnetation investment	—	(1.44)
Diluted earnings (losses) per share, as reported	$(0.08)	$(1.72)

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our second quarter 2016 outlook. Those factors include the following:

1.
We expect a modest decline in shipments from the first quarter of 2016 as we continue to reduce shipments to the commodity spot market as a result of temporarily idling the Ashland Works Hot End and our planned maintenance outages in the second quarter.

2.
We currently estimate our continued shift in product mix and higher prices from the rise in spot market prices should result in an average selling price that is $20 to $25 per ton higher than the first quarter.

3.
We expect that we will incur a LIFO charge in the second quarter instead of the LIFO credit that was recorded in the first quarter. We estimate the charge will be less than $10.0 based on our current projections of increased raw material costs and inventory levels at year end. Changes in any of these factors, especially raw material costs, will affect our LIFO estimate and the amount recorded in the second quarter.

4.	We expect to incur expenses of approximately $23.0, primarily related to planned major maintenance outages at our Middletown and Dearborn Works.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. There are many other factors that could significantly affect our second quarter and full year 2016 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers, suppliers and competitors. Therefore, our outlook may change as a result of those and other factors.

Liquidity and Capital Resources

At March 31, 2016, we had total liquidity of $693.4, consisting of $105.0 of cash and cash equivalents and $588.4 of availability under the Credit Facility. At March 31, 2016, our eligible collateral, after application of applicable advance rates, was $1,181.3. At March 31, 2016, we had outstanding borrowings of $520.0 from the Credit Facility, and $72.9 of outstanding letters of credit that further reduced availability. During the three months ended March 31, 2016, our borrowings from the Credit Facility ranged from $520.0 to $665.0, with outstanding borrowings averaging $594.3 per day. We expect to use the Credit Facility as necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $113.0 at March 31, 2016, includes $8.0 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments by internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. To the extent, if at all, that we would need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we have $588.4 of availability under our Credit Facility. In addition, we regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions to be favorable. We have no scheduled debt maturities until December 2018, when our $380.0 of 8.75% Senior Secured Notes (the “Secured Notes”) are due. In addition, our Credit Facility does not expire until March 2019, when we would need to repay or refinance any amounts outstanding under it. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

Cash from operations totaled $136.7 for the three months ended March 31, 2016. This total included cash generated by SunCoke Middletown of $20.4, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash from inventory of $157.4, partially offset by increases in receivables and decreases in payables.

Investing and Financing Activities

During the three months ended March 31, 2016, net cash used by investing activities totaled $28.9, primarily for capital investments of $28.8. We anticipate 2016 capital investments of $125.0 to $140.0, with approximately $45.0 of those investments targeted to growth, innovation and margin enhancement initiatives. We expect to fund these investments from cash we generate from operations and from borrowings under our Credit Facility. In addition to the above amounts, we expect to complete our new $36.0 Research and Innovation Center in 2016, for which the majority of the cost will be financed through a capital lease.

During the three months ended March 31, 2016, cash used by financing activities totaled $51.4. This consisted primarily of Credit Facility repayments of $30.0 and distributions from SunCoke Middletown to its noncontrolling interest owners of $21.1.

Restrictions Under Debt Agreements

The Credit Facility and indentures governing our senior indebtedness and tax-exempt fixed-rate IRBs (collectively, the “Notes”) contain restrictions and covenants that may limit our operating flexibility.

The indentures governing the Notes (other than the 5.00% Senior Notes due November 2019 (the “Exchangeable Notes”)) include customary restrictions on (a) the incurrence of additional debt by certain of our subsidiaries, (b) the incurrence of certain liens, (c) sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. They also contain customary events of default. In addition, the indenture governing the Secured Notes includes covenants with customary restrictions on the use of proceeds from the sale of collateral.

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

Employee Benefit Obligations

No contributions to the master pension trust are required in 2016. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $50.0 for 2017 and approximately $75.0 for 2018. The amount and timing of future required contributions to the pension trust depend on assumptions about future events. The most significant of these assumptions are the future investment performance of the pension funds, actuarial data about plan participants and the interest rate we use to discount benefits to their present value. Required contribution payments are more dependent on plan asset returns than in the past. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation or increased pension insurance premiums, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Margin Enhancement Initiatives

In recent years we have undertaken several significant projects in an effort to lower costs and enhance margins. In addition, we have been aggressive in taking steps to achieve synergies in connection with our acquisition of Dearborn. The margin enhancement projects and initiatives include efforts to increase our operating rates, lower our costs and optimize our consumption of certain raw materials. Specific projects and strategic initiatives include increasing the utilization, yield, efficiency and productivity of facilities, implementing strategic purchasing procurement improvements, controlling maintenance and capital investment spending, using lower cost metallic burdens and reducing transportation costs. We continue to pursue more broadly strategic approaches to enhancing profitability, including increasing our percentage of contract sales, selling a higher-margin mix of products and developing new products that can command higher prices from customers. As part of our move toward selling a higher-margin mix of products, we have reduced our sales to the carbon steel commodity spot market, which drove our decision to temporarily idle the Ashland Works Hot End in the fourth quarter of 2015. In addition, during the first quarter of 2016, we completed a capital investment at our Butler Works to increase our capacity to produce high-efficiency GOES products for use in electrical transmission and distribution.

Innovation and Product Development

Recent Product Development

Our goal is to be a steel industry leader with a broad range of advanced product and process technologies for carbon, stainless, electrical and tubular products. Our customers are already incorporating our automotive advanced high-strength steel (“AHSS”) grades, such as Dual Phase 780 and 980, which have a combination of very high tensile strength and material formability for both stamped and roll-formed parts, into their products. Our ULTRALUME Press Hardenable Steel is an aluminum-silicon alloy coated steel our customers depend on when they require high strength parts with complex geometries. These steels, which are part of our AHSS portfolio, enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements.

In addition, we continue to develop new and improved electrical steel products for our customers to use for electricity transmission and distribution, as well as stainless steel and other specialty products for automotive and other markets. We believe these strategic initiatives and commitments to research and innovation will enhance our competitive advantage and position in growing customer markets.

Next-Generation Advanced High Strength Steels

We continue our development of new and improved products that exceed our customers’ exacting standards, focusing on Next-Generation AHSS to serve future automotive industry needs. Our goal is to ensure that advanced high strength steels reduce the weight of automobile structural body components, while maintaining the strength characteristics valued by our customers. We are enabling our automotive customers to use our innovative steel products to help achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding the significant capital costs to re-design production facilities that alternative materials require.

Looking ahead, we are focused on introducing one of the first commercially available families of Next-Generation AHSS in the world. We have made significant strides in developing technologies for the next generation of AHSS for the automotive industry. Our planned new technologies will produce significantly improved formability at higher ultimate tensile strength levels, which will provide greater lightweighting opportunities to our automotive customers. We are implementing new process technology to produce both coated and cold-rolled Next-Generation AHSS on the hot-dip galvanizing line at Dearborn Works. We expect these technology upgrades to be complete by late 2016. Our goal is to ship Next-Generation AHSS to our customers by early 2017.

Third-Generation Advanced High Strength Steels

Beyond our significant progress on developing Next-Generation AHSS products, we continue to push our innovation efforts toward groundbreaking steel technologies, including collaborations with other companies. On April 21, 2016, our joint development p artner, NanoSteel Company, Inc., announced that we delivered what we consider Third-Generation Advanced High Strength Steel (“3rd Gen AHSS”) to General Motors Corporation for testing. We produced this 3rd Gen AHSS at our facilities using proprietary production methods. This 3rd Gen AHSS possesses a level of formability at higher ultimate tensile strength, which we believe may constitute a step change in performance compared to current AHSS products. We anticipate that such 3rd Gen AHSS products could enable the stamping and forming of automotive parts using traditional manufacturing methods without additional manufacturing infrastructure or investment, as is required for aluminum and other competing materials.

Magnetation

We currently have a 49.9% interest in the Magnetation joint venture, which operates iron ore concentrate plants located in Minnesota and an iron ore pelletizing plant in Reynolds, Indiana. Through an offtake agreement, we have the right to purchase, based on a formula that includes a discount to the IODEX, all the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. Magnetation and its subsidiaries remain in bankruptcy after they filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on May 5, 2015. Shortly after its filing, Magnetation received debtor-in-possession financing from a group of its secured debtholders and has continued to operate the business.

We are unlikely to retain a substantial portion, if any, of our equity interest in Magnetation following Magnetation’s bankruptcy. It is uncertain when, or if, Magnetation will emerge from bankruptcy. In September 2015, Magnetation filed under seal a motion with the Bankruptcy Court seeking to assume its offtake agreement with us. Despite the objection that we filed in October 2015, on December 23, 2015, the Bankruptcy Court authorized Magnetation to assume the offtake agreement. Shortly thereafter we appealed the Bankruptcy Court’s decision to the U.S. District Court in Minneapolis, Minnesota. Those proceedings are ongoing and are also being conducted under a court seal. The hearing before the U.S. District Court has been scheduled for July 2016.

We believe that Magnetation intends to continue to supply us with pellets for the immediate future, and we expect to continue to purchase pellets from Magnetation according to the offtake agreement. However, it is possible that, during the bankruptcy process, circumstances could develop that would cause Magnetation to request the Bankruptcy Court to terminate the offtake agreement or materially modify it in a way that is unacceptable to us. It also is possible that the bankruptcy process or operational issues could cause Magnetation to experience a disruption in its operations that affects its ability to supply iron ore pellets to us. Any of these circumstances, if they occur, could disrupt the iron ore pellet supply and/or increase costs to us. We purchase pellets from other third-party suppliers and we have discussed the terms of purchasing replacement supply with several third parties. Therefore, we believe that we could replace the Magnetation pellet volume with supply from existing or new third-party suppliers or, if necessary, we also could produce carbon slabs at our Butler Works electric arc furnace if we have a shortage of iron ore pellets. There is a risk, however, that we would be unable to obtain enough replacement pellets or produce an adequate volume of slabs. Such a circumstance could limit our ability to produce steel at desired volumes and/or increase our costs. In any case, we do not expect Magnetation’s bankruptcy to disrupt production or otherwise affect steel shipments to our customers.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect of the adoption of Topic 606 on our financial position and results of operations.

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 require entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Topic 842 is effective for annual reporting periods beginning after December 15, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our financial position and results of operations.

FASB issued Accounting Standards Update No. 2016-09, Compensation–Stock Compensation (Topic 718), during the first quarter of 2016. Topic 718 simplifies several aspects of the accounting for employee share-based payments. Topic 718 is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect of the adoption of Topic 718 on our financial position and results of operations.

Forward-Looking Statements

Certain statements we made or incorporated by reference in this Form 10-Q, or made in other documents furnished to or filed with the Securities Exchange Commission, as well as in press releases or in presentations made by our employees, reflect our estimates and beliefs and are intended to be, and hereby are identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify forward-looking statements. We caution readers that forward-looking statements reflect our current beliefs and judgments, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond our control, and upon assumptions about future business decisions and conditions that may change. In particular, these include, but a re not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 3, Quantitative and Qualitative Disclosure about Market Risk.

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors, including reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; increased global steel production and imports; changes in the cost of raw materials and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; reduced demand in key product markets due to competition from aluminum or other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital and banking markets; derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats and cybercrime; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in subsequent Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

As such, we caution readers not to place undue reliance on forward-looking statements, which speak only to our plans, assumptions and expectations as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and the selling price of certain commodity steel, and (c) foreign currency exchange rates.

Interest Rate Risk

We manage interest rate risk in our capital structure by issuing variable- and fixed-rate debt and by utilizing our Credit Facility, which is subject to variable interest rates. Our outstanding long-term indebtedness (excluding unamortized debt discount and premium and debt issuance costs) was $2,385.1 at March 31, 2016 and $2,405.5 at December 31, 2015. The amount outstanding at March 31, 2016, consisted of $1,829.5 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds, a capital lease for our new Research and Innovation Center of $9.6, and $520.0 of borrowings under our Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt. For example, a 1% increase in interest rates would increase annual interest expense by approximately $5.5 on our outstanding debt at March 31, 2016.

Commodity Risk

Costs for raw materials and energy have been volatile over the last several years, with iron ore, natural gas and scrap being especially volatile. Some customer contracts have a variable-pricing mechanism that allows us to adjust selling prices in response to changes in the cost of certain raw materials and energy. For example, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to customers rather than absorbed solely by us. However, the overall impact of these price adjustments within a contract has generally decreased over the last few years. For instance, in the case of stainless steel, changes in costs for nickel, chrome and molybdenum are usually offset by established price surcharges.

We have multi-year purchase agreements for certain raw materials with variable-price mechanisms, as well as some annual, fixed price agreements for other raw materials. In some cases, our raw materials contracts enable us to reduce our exposure to fluctuations in raw material costs, but in other instances we may have sales contracts that expose us to an element of market risk. After we negotiate new contracts with customers, our sales prices could increase or decrease. The prices at which we sell steel will not necessarily change in tandem with changes in our raw material costs that follow the variable pricing terms in our raw material purchase contracts. Conversely, our raw material purchase contracts with fixed-price terms may prevent us from reducing our raw material costs to fully offset changes in the prices at which we sell steel. In addition, some of our existing multi-year supply contracts have required minimum purchase quantities. In certain circumstances, those minimums may exceed our needs. With the exception of force majeure provisions and other circumstances affecting the legal enforceability of the contracts, these minimum purchase requirements could require us to purchase quantities of raw materials that could significantly exceed our anticipated needs. In these circumstances, we would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that we would not be successful in reducing purchase quantities, either through negotiation or litigation. If that occurred, we would likely be required to purchase more of a particular raw material in a particular year than we need, negatively affecting our results of operations and cash flows.

We use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. We routinely use these hedges for a portion of our natural gas and iron ore requirements and for our zinc, nickel, and electricity requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.

For derivatives designated in cash flow hedging relationships, we record the effective portion of the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognize the earnings of the associated underlying transaction into cost of products sold in the same period. At March 31, 2016, accumulated other comprehensive income (loss) included $45.3 in unrealized pre-tax losses for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. At March 31, 2016, other current assets of $1.6, other noncurrent assets of $0.4, accrued liabilities of $34.5 and other noncurrent liabilities of $6.4 were included on the condensed consolidated balance sheets for the fair value of commodity derivatives. At December 31, 2015, other current assets of $0.5, other noncurrent assets of $0.3, accrued liabilities of $41.2 and other non-current liabilities of $9.5 were included on the condensed consolidated balance sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2016, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$7.2	$18.1
Nickel	—	0.1
Zinc	3.4	8.6
Electricity	3.2	7.9
Iron ore	5.1	9.8

Because we structure and use these instruments as hedges, the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product would offset these hypothetical losses. We do not enter into swap or option contracts for trading purposes.

Foreign Currency Exchange Rate Risk

A portion of our intercompany receivables that are denominated in foreign currencies are exposed to risks from exchange rate fluctuations. We use forward currency contracts to manage exposures to certain of these currency price fluctuations. At March 31, 2016, and December 31, 2015, we had outstanding forward currency contracts with a total contract value of $36.6 and $60.3 for the sale of euros. At March 31, 2016, current liabilities of $0.7, and at December 31, 2015, current assets of $1.1 were included on the condensed consolidated balance sheets for the fair value of these contracts. Based on the contracts outstanding at March 31, 2016, a 10% change in the dollar-to-euro exchange rate would result in a pre-tax impact of $3.7 on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
(dollars in millions, except per share data)

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 7 of the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the principal risk factors that could impact our results in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2016	151,195	$1.81	—
February 2016	2,995	2.65	—
March 2016	2,849	4.21	—
Total	157,039	1.87	—	$125.6

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

Item 4. Mine Safety Disclosures.

The operation of AK Coal’s North Fork mine and Coal Innovations, LLC coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report presents citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	April 27, 2016	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	April 27, 2016	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer