Form 10-Q
period 2016-06-30
AK STEEL HOLDING CORP
filed 2016-07-29
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

There were 238,196,189 shares of common stock outstanding as of July 27, 2016.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2016	2015	2016	2015

Net sales	$1,492.2	$1,689.4	$3,011.0	$3,440.3

Cost of products sold (exclusive of items shown separately below)	1,325.0	1,579.2	2,690.5	3,187.8
Selling and administrative expenses (exclusive of items shown separately below)	62.2	63.5	125.7	132.7
Depreciation	54.3	55.7	108.0	111.1
Pension and OPEB expense (income)	(11.9)	(16.1)	(23.8)	(32.2)
Total operating costs	1,429.6	1,682.3	2,900.4	3,399.4
Operating profit	62.6	7.1	110.6	40.9
Interest expense	41.4	43.5	84.2	87.4
Impairment of Magnetation investment	—	—	—	(256.3)
Other income (expense)	2.1	1.5	1.4	(15.2)
Income (loss) before income taxes	23.3	(34.9)	27.8	(318.0)
Income tax expense (benefit)	(10.6)	14.6	(10.5)	22.3
Net income (loss)	33.9	(49.5)	38.3	(340.3)
Less: Net income attributable to noncontrolling interests	16.6	14.5	34.6	30.0
Net income (loss) attributable to AK Steel Holding Corporation	$17.3	$(64.0)	$3.7	$(370.3)
Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$0.08	$(0.36)	$0.02	$(2.08)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2016	2015	2016	2015
Net income (loss)	$33.9	$(49.5)	$38.3	$(340.3)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(1.1)	1.2	0.4	(2.0)
Cash flow hedges:
Gains (losses) arising in period	40.7	(1.5)	32.9	(19.5)
Reclassification of losses (gains) to net income (loss)	14.5	9.3	27.7	27.2
Pension and OPEB plans:
Reclassification of prior service cost (credits) included in net income (loss)	(13.8)	(15.0)	(27.6)	(30.1)
Reclassification of losses (gains) included in net income (loss)	6.0	8.2	11.9	16.4
Other comprehensive income (loss), before tax	46.3	2.2	45.3	(8.0)
Income tax expense related to items of comprehensive income (loss)	3.9	—	3.9	—
Other comprehensive income (loss)	42.4	2.2	41.4	(8.0)
Comprehensive income (loss)	76.3	(47.3)	79.7	(348.3)
Less: Comprehensive income attributable to noncontrolling interests	16.6	14.5	34.6	30.0
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$59.7	$(61.8)	$45.1	$(378.3)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$56.2	$56.6
Accounts receivable, net	448.5	444.9
Inventory, net	978.3	1,226.3
Other current assets	68.6	78.4
Total current assets	1,551.6	1,806.2
Property, plant and equipment	6,515.0	6,466.0
Accumulated depreciation	(4,485.9)	(4,379.5)
Property, plant and equipment, net	2,029.1	2,086.5
Cash held for retirement of debt	135.4	—
Other non-current assets	202.2	191.7
TOTAL ASSETS	$3,918.3	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$602.9	$703.4
Accrued liabilities	206.1	261.5
Current portion of pension and other postretirement benefit obligations	77.6	77.7
Total current liabilities	886.6	1,042.6
Non-current liabilities:
Long-term debt	2,078.1	2,354.1
Pension and other postretirement benefit obligations	1,122.5	1,146.9
Other non-current liabilities	131.7	136.4
TOTAL LIABILITIES	4,218.9	4,680.0
Equity (deficit):
Common stock, authorized 300,000,000 shares of $0.01 par value each; issued 238,762,359 and 178,284,137 shares in 2016 and 2015; outstanding 238,207,690 and 177,893,562 shares in 2016 and 2015	2.4	1.8
Additional paid-in capital	2,518.8	2,266.8
Treasury stock, common shares at cost, 554,669 and 390,575 shares in 2016 and 2015	(2.3)	(2.0)
Accumulated deficit	(3,053.3)	(3,057.0)
Accumulated other comprehensive loss	(145.8)	(187.2)
Total stockholders’ equity (deficit)	(680.2)	(977.6)
Noncontrolling interests	379.6	382.0
TOTAL EQUITY (DEFICIT)	(300.6)	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,918.3	$4,084.4

The condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 12 for more information concerning variable interest entities.

(unaudited)	June 30, 2016	December 31, 2015
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$14.1	$7.6
Inventory, net	20.2	19.8
Property, plant and equipment	421.6	421.5
Accumulated depreciation	(64.9)	(57.6)
Accounts payable	11.6	10.8
Other assets (liabilities), net	(1.8)	(0.5)
Noncontrolling interests	377.6	380.0

Other variable interest entities
Cash and cash equivalents	$1.0	$1.1
Property, plant and equipment	11.7	11.5
Accumulated depreciation	(9.5)	(9.4)
Other assets (liabilities), net	1.0	0.9
Noncontrolling interests	2.0	2.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2016	2015
Cash flows from operating activities:
Net income (loss)	$38.3	$(340.3)
Depreciation	100.8	103.9
Depreciation—SunCoke Middletown	7.2	7.2
Amortization	9.9	12.5
Impairment of Magnetation investment	—	256.3
Deferred income taxes	(7.2)	20.7
Pension and OPEB expense (income)	(23.8)	(32.2)
Contributions to pension trust	—	(1.0)
Other postretirement benefit payments	(16.0)	(22.2)
Changes in working capital	122.2	52.6
Other operating items, net	41.6	26.4
Net cash flows from operating activities	273.0	83.9
Cash flows from investing activities:
Capital investments	(53.9)	(49.7)
Cash held for retirement of debt	(135.4)	—
Proceeds from sale of equity investee	—	25.0
Other investing items, net	2.1	1.3
Net cash flows from investing activities	(187.2)	(23.4)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	(400.0)	(10.0)
Proceeds from issuance of long-term debt	380.0	—
Redemption of long-term debt	(259.0)	(2.2)
Proceeds from issuance of common stock	249.4	—
Debt issuance costs	(19.3)	—
SunCoke Middletown distributions to noncontrolling interest owners	(37.0)	(42.6)
Other financing items, net	(0.3)	(0.9)
Net cash flows from financing activities	(86.2)	(55.7)
Net increase (decrease) in cash and cash equivalents	(0.4)	4.8
Cash and cash equivalents, beginning of period	56.6	70.2
Cash and cash equivalents, end of period	$56.2	$75.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)
Net income (loss)				(370.3)		30.0	(340.3)
Share-based compensation		5.9					5.9
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(8.0)		(8.0)
Net distributions to noncontrolling interests						(42.6)	(42.6)
June 30, 2015	$1.8	$2,265.0	$(2.0)	$(2,918.3)	$(212.4)	$402.9	$(463.0)

December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)
Net income (loss)				3.7		34.6	38.3
Issuance of common stock	0.6	248.8					249.4
Share-based compensation		3.2					3.2
Purchase of treasury stock			(0.3)				(0.3)
Change in accumulated other comprehensive income (loss)					41.4		41.4
Net distributions to noncontrolling interests						(37.0)	(37.0)
June 30, 2016	$2.4	$2,518.8	$(2.3)	$(3,053.3)	$(145.8)	$379.6	$(300.6)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2016 and December 31, 2015, our results of operations for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015. Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results we expect for the full year ending December 31, 2016. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2 - Supplementary Financial Statement Information

Inventory, net

Inventories as of June 30, 2016 and December 31, 2015, are presented below:

	June 30, 2016	December 31, 2015
Finished and semi-finished	$823.0	$996.5
Raw materials	343.9	410.0
Total cost	1,166.9	1,406.5
Adjustment to state inventories at LIFO value	(188.6)	(180.2)
Inventory, net	$978.3	$1,226.3

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred charges during the fourth quarter of 2015 for supplemental unemployment and other employee benefit costs and for equipment idling, asset preservation and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities in the consolidated balance sheet, and the activity for the six months ended June 30, 2016 was as follows:

Balance at December 31, 2015	$22.1
Payments	(10.3)
Balance at June 30, 2016	$11.8

We estimate we will incur on-going costs of approximately $2.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. These costs were $5.4 and $12.7 for the three and six months ended June 30, 2016.

NOTE 3 - Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $3.4 and $1.8 for the three months ended June 30, 2016 and 2015, and $6.3 and $3.6 for the six months ended June 30, 2016 and 2015 for our share of income of equity investees other than Magnetation LLC (“Magnetation”). Our share of loss from Magnetation is included in other income (expense) and was $16.3 for the six months ended June 30, 2015. Our results of operations for the three months ended June 30, 2015, and the three and six months ended June 30, 2016, do not include any losses of Magnetation, as we wrote off the basis in our investment as of March 31, 2015.

Summarized financial statement data for all investees is presented below. The financial results for Magnetation are only included through March 31, 2015, because it is unlikely that we will retain our equity interest as a result of Magnetation’s bankruptcy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$74.3	$76.4	$143.9	$208.0
Gross profit	25.5	21.4	48.5	28.3
Net income (loss)	8.7	5.8	16.5	(18.8)

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

NOTE 4 - Income Taxes

Income taxes recorded through June 30, 2016 and 2015, were estimated using the discrete method. Current year income taxes are based on our financial results through June 30, 2016, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate for 2016 with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method. We have estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. In addition, the change in valuation allowance for the six months ended June 30, 2016 includes a $4.4 benefit related to the effect of the Protecting American Taxpayers and Homeowners (PATH) Act, which allows for the realizability of certain alternative minimum tax credits, and a non-cash income tax benefit of $3.9 from allocating income tax expense to other comprehensive income.

NOTE 5 - Long-term Debt and Other Financing

Debt balances at June 30, 2016, and December 31, 2015, are presented below:

	June 30, 2016	December 31, 2015
Credit Facility	$150.0	$550.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	—
8.75% Senior Secured Notes due December 2018 (retired in July 2016)	128.3	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	279.8	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	15.4	—
Unamortized debt discount/premium and debt issuance costs	(60.7)	(51.4)
Total long-term debt	$2,078.1	$2,354.1

During the six months ended June 30, 2016, we were in compliance with all the terms and conditions of our debt agreements.

Senior Secured Notes

In June 2016, as part of a transaction to refinance all of our 8.75% Senior Secured Notes due 2018 (the “Old Notes”), we issued $380.0 aggregate principal amount of 7.50% Senior Secured Notes due July 2023 (the “Refi Notes”) and generated net proceeds of $373.4 after underwriting discount. The Refi Notes are fully and unconditionally guaranteed by AK Holding, AK Steel’s direct parent, and by AK Tube LLC, AK Steel Properties, Inc. and Mountain State Carbon LLC (together with AK Tube LLC and AK Steel Properties, Inc., the Subsidiary Guarantors), three wholly-owned subsidiaries of AK Steel. The Refi Notes will be secured by first priority liens on the plant, property and equipment (other than certain excluded property, and subject to permitted liens) of AK Steel and the Subsidiary Guarantors and any proceeds of the foregoing. We used a portion of the net proceeds to pay the cash tender offer of our Old Notes. The indenture governing the Refi Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The Refi Notes also contain customary events of default. Prior to July 15, 2019, AK Steel may redeem the Refi Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 103.750% until July 15, 2020, 101.875% thereafter until July 15, 2021 and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption.

The issuance of the Refi Notes was part of a transaction to refinance the Old Notes and to replace them with the Refi Notes. In conjunction with the issuance of the Refi Notes, we repurchased $251.7 of Old Notes through a cash tender offer (the “Tender Offer”) at a tender price equal to 104.750% of principal plus accrued and unpaid interest. Simultaneous with the completion of the Refi Notes offering and the Tender Offer in June 2016, we announced in a notice of redemption that we would redeem all of the Old Notes that remained outstanding following the Tender Offer on July 20, 2016 at a redemption price of 104.375% plus accrued and unpaid interest. The remaining proceeds received from the issuance of the Refi Notes, together with cash on hand and borrowings under our Credit Facility, were deposited with the trustee of the Old Notes to be used to redeem the remaining outstanding Old Notes and were classified as a long-term asset as of June 30, 2016. The remaining outstanding Old Notes were redeemed on July 20, 2016 in accordance with the notice of redemption. In the second quarter of 2016, we recognized other expense of $5.6 for expenses related to the Tender Offer. We expect to record an additional expense of $6.8 in the third quarter of 2016 related to the call premium paid on the remaining Old Notes that were redeemed and the write-off of unamortized debt discount and issue costs related to the Old Notes. Fees of $14.8 paid to the holders of the Old Notes to tender their notes and expenses paid to third parties related to the issuance of the Refi Notes will be recognized as an adjustment of the carrying amount of the Refi Notes and recognized over their term as an adjustment to interest expense.

Senior Unsecured Notes

During the second quarter of 2016, we repurchased an aggregate principal amount of $10.4 of the 8.375% Senior Notes due 2022 in private, unsolicited, open market transactions. We completed these repurchases at a discount to the senior unsecured notes’ par value and recognized a net gain on the repurchases totaling $3.0 for the three and six months ended June 30, 2016, which is included in other income (expense).

Credit Facility

AK Steel has a $1,500.0 asset-backed revolving credit facility (the “Credit Facility”), which expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by three 100%-owned subsidiaries of AK Steel. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility’s current availability exceeds $150.0. Availability is calculated as the lesser of the Credit Facility commitment or our eligible collateral after advance rates, less in either case outstanding borrowings and letters of credit. The Credit Facility obligations are secured by our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

At June 30, 2016, our eligible collateral, after application of applicable advance rates, was $1,124.4. As of June 30, 2016, there were outstanding Credit Facility borrowings of $150.0. Availability as of June 30, 2016 was further reduced by $70.5 of outstanding letters of credit, resulting in remaining availability of $903.9.

Research and Innovation Center Lease

We are building a research and innovation center in Middletown, Ohio to replace our existing research facility. The facility is currently being constructed on a site located in the Cincinnati-Dayton growth corridor and we expect it to be substantially complete in the fourth quarter of 2016. We are financing the majority of the estimated $36.0 project through a long-term capital lease and government incentives. Because of our involvement in the project during the construction of the facility, we have included $15.4 of these costs that were incurred by the owner-lessor in property, plant and equipment and as long-term debt in the condensed consolidated balance sheets as of June 30, 2016.

NOTE 6 - Pension and Other Postretirement Benefits

We provide noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. No contributions to the master pension trust are required for 2016. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $50.0 and $75.0 in 2017 and 2018. Factors that affect future funding projections include differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements.

Net periodic benefit cost (income) for pension and other postretirement benefits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pension Benefits
Service cost	$0.6	$0.5	$1.3	$1.1
Interest cost	32.0	32.5	64.0	65.0
Expected return on assets	(42.8)	(49.7)	(85.7)	(99.4)
Amortization of prior service cost	1.3	1.1	2.6	2.2
Amortization of loss	7.0	7.8	14.0	15.6
Net periodic benefit cost (income)	$(1.9)	$(7.8)	$(3.8)	$(15.5)

Other Postretirement Benefits
Service cost	$1.2	$1.8	$2.4	$3.6
Interest cost	4.9	5.6	9.9	11.2
Amortization of prior service cost (credit)	(15.1)	(16.1)	(30.2)	(32.3)
Amortization of (gain) loss	(1.0)	0.4	(2.1)	0.8
Net periodic benefit cost (income)	$(10.0)	$(8.3)	$(20.0)	$(16.7)

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

	June 30, 2016	December 31, 2015
Accrued liabilities	$5.7	$5.6
Other non-current liabilities	40.7	41.1

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. We submitted a Sampling and Analysis Plan (“SAP”) to the EPA on October 25, 2012, and revised it most recently on May 29, 2014. The EPA approved it on June 27, 2014. We completed Phase I of the SAP and submitted a report to the EPA on December 23, 2014. On March 3, 2016, the EPA indicated its desire to suspend the site investigation associated with the Section 3013 RCRA order until resolution of a potential enforcement action. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the U.S. Department of Justice (“DOJ”) invited us to participate in settlement discussions regarding a potential enforcement action. In April 2015, we executed a tolling agreement with the EPA associated with these claims. We currently have accrued approximately $0.7 for the projected cost of the investigation. Until the site investigation is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on August 3, 2011, September 29, 2011, and June 28, 2012, the EPA issued a Notice of Violations (“NOV”) for our Middletown Works coke plant, alleging violations of pushing and combustion stack limits. On June 29, 2016, we entered into a Consent Agreement and Final Order (“CAFO”) with EPA resolving the dispute. The CAFO requires a small civil penalty payment, as well as a supplemental environmental project that involves upgrading the pushing emissions control hood at the coke plant scheduled for 2017.

As previously reported, on July 15, 2009, we and the Pennsylvania Department of Environmental Protection (“PADEP”) entered a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at our former Ambridge Works. Under the terms of the Consent Order, we paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where landfill activities occurred, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. We have accrued approximately $5.5 for the remedial work required under the approved plan and Consent Order. We submitted a National Pollution Discharge Elimination System (“NPDES”) permit application to move to the next work phase. We currently estimate that the remaining work will be completed in 2018, though it may be delayed.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. We further agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree required us to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils at Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued approximately $14.6 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

As previously reported, on October 17, 2012, the EPA issued an NOV and Notice of Intent to File a Civil Administrative Complaint to our Mansfield Works alleging violations of RCRA primarily for our management of electric arc furnace dust at the facility. We are investigating these claims and working with the EPA to attempt to resolve them. The NOV proposed a civil penalty of approximately $0.3. However, on March 23, 2015, the EPA reduced its penalty demand to $0.1. We believe we will reach a settlement in this matter, but cannot be certain that a settlement will be reached and cannot reliably estimate how long it will take to reach a settlement or what its terms might be. We will vigorously contest any claims that a settlement cannot resolve.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works (then a part of Severstal Dearborn, LLC (“Dearborn”)) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Dearborn (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, we filed a motion to dismiss the appeal. Additionally, on December 15, 2014, we filed a motion to dismiss the appeal for lack of jurisdiction. At the conclusion of a hearing on all three motions on February 12, 2015, all three motions were denied. On March 18, 2015, we filed an application for leave to appeal to the Michigan Court of Appeals seeking to overturn the decision of the Circuit Court denying our motion to dismiss for lack of jurisdiction. On August 27, 2015, the Michigan Court of Appeals granted our application for leave to appeal. On July 12, 2016, the Court of Appeals denied our motion and we intend to contest that decision. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs, if any, that we may incur if the appeal causes the permit limits to change, nor can we determine if the costs will be material or when we would incur them.

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

As previously reported, on August 29, 2013, the West Virginia Department of Environmental Protection (“WVDEP”) issued to Mountain State Carbon a renewal NPDES permit for wastewater discharge from the facility to the Ohio River. The new NPDES permit included numerous new, and more stringent, effluent limitations. On October 7, 2013, Mountain State Carbon appealed the permit to the Environmental Quality Board (“EQB”), Appeal No. 13-25-EQB. On February 10, 2016, we reached a partial settlement with WVDEP. On June 3, 2016, we received a favorable ruling from the EQB that required WVDEP to remove the new fecal coliform limits from the discharge permit. In addition, the EQB issued favorable rulings for the two other principal issues, pertaining to selenium and temperature. WVDEP elected not to appeal the EQB’s favorable rulings. Until the permit limits are determined and final, we cannot reliably estimate the costs that we will incur, if any, if the appeal causes the permit limits to change, or when we may incur the costs.

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

The number of asbestos cases pending at June 30, 2016, is presented below:

June 30, 2016
Cases with specific dollar claims for damages:
Claims up to $0.2	121
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	131
Cases without a specific dollar claim for damages	227
Total asbestos cases pending	358

(a)	Involve a total of 2,331 plaintiffs and 16,874 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information in the three and six months ended June 30, 2016 and 2015 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
New Claims Filed	10	8	23	24
Pending Claims Disposed Of	2	15	48	32
Total Amount Paid in Settlements	$0.1	$0.3	$0.4	$0.4

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against us, subject to certain court approvals below. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourself in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. In 2014, we recorded a charge for the amount of the tentative settlement with the direct purchaser plaintiff class and paid that amount into an escrow account, which has now been disbursed in accordance with the order that approved the settlement. At this time, we do not have adequate information available to determine that a loss is probable or to reliably or accurately estimate the potential loss, if any, for the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiffs”). Because we have been unable to determine that a potential loss in this case for the Remaining Plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the Remaining Plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc, we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint in the Second Action, alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015, final judgment. On January 20, 2016, we filed a motion to dismiss the amended complaint in the Second Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. The court also held a status conference on June 30, 2016. We intend to continue to contest this matter vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

Trade Cases

Corrosion-Resistant Steel

On June 3, 2015, we, along with five other domestic producers, filed anti-dumping (“AD”) and countervailing duty (“CVD”) petitions against imports of corrosion-resistant steel (“CORE”) from China, India, Italy, South Korea and Taiwan. The petitions allege that unfairly traded imports of CORE from those five countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated its investigations on June 24, 2015. On July 16, 2015, the International Trade Commission (“ITC”) made a unanimous preliminary determination of injury to the domestic industry caused by imports of CORE from all five countries. On November 2, 2015, the DOC preliminarily determined that imports of CORE from China, India, Italy and South Korea are benefiting from unfair government subsidies and should be subject to CVD duties. On December 23, 2015, the DOC preliminarily determined that imports of CORE from China, India, Italy and South Korea are being sold at less-than-fair-value and should be subject to AD duties. The DOC also determined that China, Italy and South Korea significantly increased their product shipments into the U.S. market before the DOC’s preliminary determination of AD and CVD duties. This “critical circumstances” determination allows the DOC to impose CVD and AD duties retroactively beginning from August 4, 2015 and October 6, 2015, respectively.

On May 25, 2016, the DOC announced its final affirmative determinations that (a) imports of CORE from China, India, Italy, South Korea, and Taiwan are being sold at less-than-fair-value and should be subject to final AD duties, and that (b) imports of CORE from China, India, Italy, and South Korea are benefiting from government subsidies and should be subject to CVD duties. Therefore, imports of CORE are subject to final AD and CVD duties at the following rates:

	Final	Final
Country	Corrosion-Resistant CVD Margins	Corrosion-Resistant AD Margins
China	241.07% – 39.05%	209.97%
India	29.46% – 8.00%	4.44% – 3.05%
Italy	38.51% – 0.00%	92.12% – 12.63%
South Korea	1.19% – 0.00%	47.80% – 8.75%
Taiwan	0.00%	3.77%

On June 24, 2016, the ITC determined that the domestic steel industry is materially injured by reason of imports of CORE from China, India, Italy, Korea, and Taiwan that are sold in the United States at less than fair value and that such products are subsidized by the governments of China, India, Italy, and Korea.

Cold-Rolled Steel

On July 28, 2015, we, along with four other domestic producers, filed AD petitions against imports of cold-rolled steel from Brazil, China, India, Japan, the Netherlands, Russia, South Korea and the United Kingdom, as well as CVD petitions against imports of cold-rolled steel from Brazil, China, India, Russia and South Korea. The petitions allege that unfairly traded imports of cold-rolled steel from those eight countries are causing material injury to the domestic industry. The DOC initiated its investigations on August 17, 2015. On September 10, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of cold-rolled steel from Brazil, China, India, Japan, Russia, South Korea and the United Kingdom. The ITC also determined that imports of cold-roll steel from the Netherlands were “negligible” (i.e., less than 3% of total imports of cold-rolled steel during the preceding twelve-month period), and terminated the investigation of imports from the Netherlands. On December 16, 2015, the DOC preliminarily determined that imports of cold-rolled steel from Brazil, China, India and Russia are benefiting from unfair government subsidies and should be subject to CVD duties. For South Korea, the DOC found that countervailable government subsidies did not exceed the de minimus level of one percent. On March 1, 2016, the DOC preliminarily determined that imports of cold-rolled steel from Brazil, China, India, Japan, Russia, South Korea and the United Kingdom are being sold at less-than-fair-value and should be subject to AD duties. The DOC also preliminarily determined that critical circumstances exist for imports of certain cold-rolled steel from China, which allows the DOC to impose CVD and AD duties on certain cold-rolled steel imports from China retroactively from September 22, 2015 and December 8, 2015, respectively.

On May 17, 2016, the DOC announced its final affirmative determinations that (a) imports of cold-rolled steel from China and Japan are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of cold-rolled steel from China are benefiting from government subsidies and should be subject to CVD duties. On July 21, 2016, the DOC announced its final affirmative determinations that (a) imports of cold-rolled steel from Brazil, India, Russia, South Korea and United Kingdom are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of cold-rolled steel from Brazil, India, Russia and South Korea are benefiting from government subsidies and should be subject to CVD duties. Therefore, imports of cold-rolled steel are subject to final AD and CVD duties at the following rates:

	Final	Final
Country	Cold-Rolled CVD Margins	Cold-Rolled AD Margins
Brazil	11.31% – 11.09%	35.43% – 14.35%
China	256.44%	265.79%
India	10.00%	7.60%
Japan	NA	71.35%
Russia	6.95% – 0.00%	13.36% – 0.00%
South Korea	58.36% – 3.91%	34.33% – 6.32%
United Kingdom	NA	25.56% – 5.40%

We expect the ITC to issue its final determination on injury by the end of the third quarter of 2016.

Hot-Rolled Steel

On August 11, 2015, we, along with five other domestic producers, filed AD petitions against imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom, as well as CVD petitions against imports of hot-rolled steel from Brazil, South Korea and Turkey. The petitions allege that unfairly traded imports of hot-rolled steel from those seven countries are causing material injury to the domestic industry. The DOC initiated its investigations on September 1, 2015. On September 24, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of hot-rolled steel from all seven countries. On January 11, 2016, the DOC preliminarily determined that imports of hot-rolled steel from Brazil are benefiting from unfair government subsidies and should be subject to CVD duties. For South Korea and Turkey, the DOC found that countervailable government subsidies did not exceed the de minimus level of one percent. On March 15, 2016, the DOC also preliminarily determined that imports of hot-rolled steel from Australia, Brazil, Netherlands, Japan, South Korea, Turkey and the United Kingdom are being sold at less-than-fair-value and should be subject to AD duties. The DOC also preliminarily determined that critical circumstances exist for imports of certain hot-rolled steel from Brazil, which allows the DOC to impose CVD and AD duties on certain hot-rolled steel imports from Brazil retroactively from October 13 and December 23, 2015, respectively. Estimated AD duties resulting from those preliminary determinations by the DOC are generally added to the estimated CVD duties. As a result of these preliminary CVD and AD determinations, importers are required to post cash deposits with the U.S. government on imports of hot-rolled steel from these countries as presented below:

	Preliminary	Preliminary
Country	Hot-Rolled CVD Margins	Hot-Rolled AD Margins
Australia	NA	23.25%
Brazil	7.42%	34.28% – 33.91%
Netherlands	NA	5.07%
Japan	NA	11.29% – 6.79%
South Korea	0.00%	7.33% – 3.97%
Turkey	0.00%	7.07% – 5.24%
United Kingdom	NA	49.05%

We expect final determinations of whether dumping, subsidization and injury have occurred to be issued by the end of the third quarter of 2016.

Stainless Steel

On February 12, 2016, we, along with three other domestic producers, filed AD and CVD petitions against imports of stainless steel from China. The petitions allege that unfairly traded imports of stainless steel from China are causing material injury to the domestic industry. The DOC initiated its investigations on March 4, 2016. On March 25, 2016, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of stainless steel from China. On

June 23, 2016, the DOC preliminarily determined that Chinese producers significantly increased their shipments of products into the U.S. market before the DOC’s preliminary determination of AD and CVD duties and, as such, that critical circumstances exist for imports of certain stainless steel from China. On July 12, 2016, the DOC preliminarily determined that imports of stainless steel from China are benefiting from unfair government subsidies and should be subject to CVD duties. The DOC’s critical circumstances preliminary determination also allows the DOC to impose CVD duties on certain stainless steel imports from China retroactively from April 19, 2016. We expect the DOC to make preliminary determinations with respect to dumping and impose preliminary duties by the end of the third quarter of 2016. Preliminary duties remain in effect until the DOC issues final determinations. We expect the entire investigation to take approximately one year, with final determinations of whether dumping, subsidization, and injury have occurred likely issued in the first quarter of 2017. As a result of the preliminary CVD determination, importers are required to post cash deposits with the U.S. government on imports of stainless steel from China as presented below:

Preliminary
Country	Stainless CVD Margins
China	193.12% – 57.30%

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

NOTE 8 - Stockholders’ Equity

In May 2016, AK Holding issued 59.8 million shares of common stock at $4.40 per share. Net proceeds received were $249.4 after underwriting discounts and other fees. We used the net proceeds from the sale of the common stock to reduce our debt by repaying outstanding borrowings under our Credit Facility.

NOTE 9 - Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. At our Annual Meeting of Stockholders in May 2016, stockholders approved an increase of 4.8 million shares in the number of shares reserved for issuance under the SIP. We have estimated share-based compensation expense to be $5.7 for 2016. The second quarter information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2016	2015	2016	2015
Stock options	$0.1	$0.3	$0.6	$1.5
Restricted stock	0.3	0.5	1.1	2.6
Restricted stock units issued to Directors	0.4	0.3	0.7	0.6
Performance shares	0.4	0.6	0.8	1.2
Total share-based compensation expense	$1.2	$1.7	$3.2	$5.9

We granted stock options on 623,200 shares during the six months ended June 30, 2016, with a weighted-average fair value of $1.27 per share of stock option. No options were exercised in 2016.

We granted restricted stock awards of 613,060 shares during the six months ended June 30, 2016, at a weighted-average fair value of $1.78 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2016 was $1.5.

We granted performance share awards of 484,500 shares during the six months ended June 30, 2016, with a weighted-average fair value of $1.74 per share.

NOTE 10 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation
Balance at beginning of period	$(0.6)	$(2.2)	$(2.1)	$1.0
Other comprehensive income (loss)—foreign currency translation gain (loss)	(1.1)	1.2	0.4	(2.0)
Balance at end of period	$(1.7)	$(1.0)	$(1.7)	$(1.0)
Cash flow hedges
Balance at beginning of period	$(28.6)	$(32.3)	$(34.0)	$(32.2)
Other comprehensive income (loss):
Gains (losses) arising in period	40.7	(1.5)	32.9	(19.5)
Income tax expense	2.9	—	2.9	—
Gains (losses) arising in period, net of tax	37.8	(1.5)	30.0	(19.5)
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	14.5	9.3	27.7	27.2
Income tax expense	2.3	—	2.3	—
Net amount of reclassification of losses (gains) to net income (loss)	12.2	9.3	25.4	27.2
Total other comprehensive income (loss), net of tax	50.0	7.8	55.4	7.7
Balance at end of period	$21.4	$(24.5)	$21.4	$(24.5)
Unrealized holding gains on securities
Balance at beginning and end of period	$—	$0.4	$—	$0.4
Pension and OPEB plans
Balance at beginning of period	$(159.0)	$(180.5)	$(151.1)	$(173.6)
Other comprehensive income (loss):
Reclassification to net income (loss):
Prior service costs (credits) (b)	(13.8)	(15.0)	(27.6)	(30.1)
Actuarial (gains) losses (b)	6.0	8.2	11.9	16.4
Subtotal	(7.8)	(6.8)	(15.7)	(13.7)
Income tax expense	(1.3)	—	(1.3)	—
Amount of reclassification to net income (loss), net of tax	(6.5)	(6.8)	(14.4)	(13.7)
Total other comprehensive income (loss), net of tax	(6.5)	(6.8)	(14.4)	(13.7)
Balance at end of period	$(165.5)	$(187.3)	$(165.5)	$(187.3)

(a)	Included in cost of products sold.

(b)	Included in pension and OPEB expense (income).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to AK Steel Holding Corporation	$17.3	$(64.0)	$3.7	$(370.3)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings (loss)	$17.3	$(64.0)	$3.7	$(370.3)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings (loss) to common stockholders	17.2	(63.8)	3.7	(369.0)
Common stockholders earnings (loss)—basic and diluted	$17.2	$(63.8)	$3.7	$(369.0)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	216.4	177.2	197.0	177.1
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	0.8	—	0.6	—
Common shares outstanding for diluted earnings per share	217.2	177.2	197.6	177.1

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	0.08	(0.36)	0.02	(2.08)
Basic and diluted earnings (loss) per share	$0.08	$(0.36)	$0.02	$(2.08)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.7	2.5	3.3	2.5

NOTE 12 - Variable Interest Entities

SunCoke Middletown

We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $16.6 and $14.6 for the three months ended June 30, 2016 and 2015 and $34.6 and $30.0 for the six months ended June 30, 2016 and 2015 that was included in our consolidated income (loss) before income taxes.

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

NOTE 13 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of common/collective trusts by using the net asset value per share multiplied by the number of shares of the trust investment held as of the measurement date. If we have the ability to redeem our investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, we categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), we adjust our valuations to reflect the counterparty’s valuation assumptions. After validating that the counterparty’s assumptions for implied volatilities reflect independent source’s assumptions, we discount these model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of June 30, 2016, a spread over benchmark rates of less than 4.3% was used for derivatives valued as assets and liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal recurring basis other than for a portion of our pension assets.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$56.2	$—	$56.2	$56.6	$—	$56.6
Other current assets:
Foreign exchange contracts	—	0.1	0.1	—	1.1	1.1
Commodity hedge contracts	—	9.6	9.6	—	0.5	0.5
Other non-current assets:
Cash held for retirement of debt	135.4	—	135.4	—	—	—
Commodity hedge contracts	—	3.4	3.4	—	0.3	0.3
Assets measured at fair value	$191.6	$13.1	$204.7	$56.6	$1.9	$58.5

Liabilities measured at fair value
Accrued liabilities:
Commodity hedge contracts	$—	$(9.8)	$(9.8)	$—	$(41.2)	$(41.2)
Other non-current liabilities:
Commodity hedge contracts	—	(1.9)	(1.9)	—	(9.5)	(9.5)
Liabilities measured at fair value	$—	$(11.7)	$(11.7)	$—	$(50.7)	$(50.7)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,105.9)	$(2,105.9)	$—	$(1,573.3)	$(1,573.3)
Carrying amount	—	(2,078.1)	(2,078.1)	—	(2,354.1)	(2,354.1)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at June 30, 2016 and December 31, 2015.

NOTE 14 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of intercompany receivables that are denominated in foreign currencies, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. These contracts have not been designated as hedges for accounting purposes and gains or losses are reported in earnings on a current basis in other income (expense).

We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. For input commodities, these derivatives are typically used for a portion of our natural gas, nickel, iron ore, zinc and electricity requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

All commodity derivatives are recognized as an asset or liability at fair value. We record the effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize earnings for the associated underlying transaction. We recognize gains and losses on these designated derivatives arising from either hedge ineffectiveness or from components excluded from the assessment of effectiveness in current earnings under cost of products sold. We record all gains or losses from derivatives for which hedge accounting treatment has not been elected to earnings on a current basis in cost of products sold. We have provided $3.4 of collateral to counterparties under collateral funding arrangements as of June 30, 2016.

Outstanding commodity price swaps and options and forward foreign exchange contracts are presented below:

Commodity	June 30, 2016	December 31, 2015
Nickel (in lbs)	39,000	164,800
Natural gas (in MMBTUs)	45,593,000	36,972,500
Zinc (in lbs)	41,351,000	54,173,800
Iron ore (in metric tons)	2,095,000	2,795,000
Electricity (in MWHs)	1,408,000	1,386,400
Foreign exchange contracts (in euros)	€18,050,000	€55,500,000

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$9.6	$0.3
Other noncurrent assets—commodity contracts	3.4	0.3
Accrued liabilities—commodity contracts	(9.7)	(40.9)
Other non-current liabilities—commodity contracts	(1.9)	(9.5)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	0.1	1.1
Commodity contracts	—	0.2
Accrued liabilities—commodity contracts	(0.1)	(0.3)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2016	2015	2016	2015
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$(14.5)	$(9.3)	$(27.7)	$(27.2)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(14.1)	(1.1)	(9.7)	(14.1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	1.0	(2.8)	(0.8)	(1.4)
Commodity contracts:
Recognized in net sales	—	0.5	—	1.8
Recognized in cost of products sold	—	0.9	(0.5)	(1.5)

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	July 2016 to June 2018	$0.4
Zinc	July 2016 to May 2018	0.9
Iron ore	July 2016 to May 2018	1.0
Electricity	July 2016 to December 2017	(0.4)

NOTE 15 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Six Months Ended June 30,
	2016	2015
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$78.7	$82.4
Income taxes	(3.2)	0.1

Included in net cash flows from operations was cash provided by SunCoke Middletown of $43.9 and $46.1 for the six months ended June 30, 2016 and 2015. Consolidated cash and cash equivalents at June 30, 2016 and December 31, 2015, include SunCoke Middletown’s cash and cash equivalents of $14.1 and $7.6. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the six months ended June 30, 2016 and 2015, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the consolidated statements of cash flows until paid. We have included costs incurred by the owner-lessor of the Research and Innovation Center in property, plant and equipment and as a capital lease in the condensed consolidated balance sheets as of June 30, 2016, which represents a non-cash transaction for us. We also granted restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Six Months Ended June 30,
	2016	2015
Capital investments	$24.3	$24.3
Research and Innovation Center capital lease	15.4	—
Issuance of restricted stock and restricted stock units	1.8	3.8

NOTE 16 - Union Contracts

An agreement with the United Auto Workers, Local 3303, which represents approximately 1,220 employees at our Butler Works, is scheduled to expire on October 1, 2016. An agreement with the United Auto Workers, Local 600, which represents approximately 1,160 employees at our Dearborn Works, is scheduled to expire on March 31, 2017. An agreement with the United Steelworkers, Local 169, which represents approximately 300 employees at our Mansfield Works, is also scheduled to expire on March 31, 2017.

NOTE 17 - New Accounting Pronouncements

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

NOTE 18 - Supplementary Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018 (which were retired in full in July 2016), 7.50% Senior Secured Notes due July 2023, 7.625% Senior Notes due May 2020, 7.625% Senior Notes due October 2021 and 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. In July 2016, we designated our 100%-owned subsidiary, Mountain State Carbon, as an additional guarantor subsidiary of the Senior Notes. Under the terms of the indentures, AK Holding and the guarantor subsidiaries (AK Steel’s 100%-owned subsidiaries, AK Tube, AK Properties and Mountain State Carbon) each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes.

Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Exchangeable Notes. AK Holding remains the sole guarantor of the Exchangeable Notes.

We present all investments in subsidiaries in the supplementary guarantor information using the equity method of accounting. Therefore, the net income (loss) of the subsidiaries accounted for using the equity method is in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplementary condensed consolidating financial statements present information about AK Holding, AK Steel, the guarantor subsidiaries of the Senior Notes and the other non-guarantor subsidiaries after the addition of Mountain State Carbon as a guarantor in July 2016.

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,436.8	$64.4	$104.3	$(113.3)	$1,492.2
Cost of products sold (exclusive of items shown separately below)	—	1,305.5	45.6	75.7	(101.8)	1,325.0
Selling and administrative expenses (exclusive of items shown separately below)	1.4	62.7	3.2	5.8	(10.9)	62.2
Depreciation	—	46.9	1.9	5.5	—	54.3
Pension and OPEB expense (income)	—	(11.9)	—	—	—	(11.9)
Total operating costs	1.4	1,403.2	50.7	87.0	(112.7)	1,429.6
Operating profit (loss)	(1.4)	33.6	13.7	17.3	(0.6)	62.6
Interest expense	—	41.1	—	0.3	—	41.4
Other income (expense)	—	(5.1)	2.0	5.2	—	2.1
Income (loss) before income taxes	(1.4)	(12.6)	15.7	22.2	(0.6)	23.3
Income tax expense (benefit)	—	(18.6)	6.0	2.2	(0.2)	(10.6)
Equity in net income (loss) of subsidiaries	18.7	12.7	—	—	(31.4)	—
Net income (loss)	17.3	18.7	9.7	20.0	(31.8)	33.9
Less: Net income attributable to noncontrolling interests	—	—	—	16.6	—	16.6
Net income (loss) attributable to AK Steel Holding Corporation	17.3	18.7	9.7	3.4	(31.8)	17.3
Other comprehensive income (loss)	42.4	42.4	—	(1.1)	(41.3)	42.4
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$59.7	$61.1	$9.7	$2.3	$(73.1)	$59.7

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,639.3	$65.9	$135.2	$(151.0)	$1,689.4
Cost of products sold (exclusive of items shown separately below)	—	1,556.2	41.6	109.3	(127.9)	1,579.2
Selling and administrative expenses (exclusive of items shown separately below)	1.4	65.4	3.2	6.0	(12.5)	63.5
Depreciation	—	48.5	1.9	5.3	—	55.7
Pension and OPEB expense (income)	—	(16.1)	—	—	—	(16.1)
Total operating costs	1.4	1,654.0	46.7	120.6	(140.4)	1,682.3
Operating profit (loss)	(1.4)	(14.7)	19.2	14.6	(10.6)	7.1
Interest expense	—	43.0	—	0.5	—	43.5
Other income (expense)	—	(1.6)	1.6	1.5	—	1.5
Income (loss) before income taxes	(1.4)	(59.3)	20.8	15.6	(10.6)	(34.9)
Income tax expense (benefit)	—	10.3	8.3	0.4	(4.4)	14.6
Equity in net income (loss) of subsidiaries	(62.6)	7.0	—	—	55.6	—
Net income (loss)	(64.0)	(62.6)	12.5	15.2	49.4	(49.5)
Less: Net income attributable to noncontrolling interests	—	—	—	14.5	—	14.5
Net income (loss) attributable to AK Steel Holding Corporation	(64.0)	(62.6)	12.5	0.7	49.4	(64.0)
Other comprehensive income (loss)	2.2	2.2	—	1.2	(3.4)	2.2
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(61.8)	$(60.4)	$12.5	$1.9	$46.0	$(61.8)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,905.0	$125.9	$219.6	$(239.5)	$3,011.0
Cost of products sold (exclusive of items shown separately below)	—	2,656.8	86.1	162.7	(215.1)	2,690.5
Selling and administrative expenses (exclusive of items shown separately below)	2.7	127.2	6.6	11.5	(22.3)	125.7
Depreciation	—	93.3	3.9	10.8	—	108.0
Pension and OPEB expense (income)	—	(23.8)	—	—	—	(23.8)
Total operating costs	2.7	2,853.5	96.6	185.0	(237.4)	2,900.4
Operating profit (loss)	(2.7)	51.5	29.3	34.6	(2.1)	110.6
Interest expense	—	83.4	—	0.8	—	84.2
Other income (expense)	—	(9.2)	4.0	6.6	—	1.4
Income (loss) before income taxes	(2.7)	(41.1)	33.3	40.4	(2.1)	27.8
Income tax expense (benefit)	—	(24.7)	12.7	2.3	(0.8)	(10.5)
Equity in net income (loss) of subsidiaries	6.4	22.8	—	0.1	(29.3)	—
Net income (loss)	3.7	6.4	20.6	38.2	(30.6)	38.3
Less: Net income attributable to noncontrolling interests	—	—	—	34.6	—	34.6
Net income (loss) attributable to AK Steel Holding Corporation	3.7	6.4	20.6	3.6	(30.6)	3.7
Other comprehensive income (loss)	41.4	41.4	—	0.4	(41.8)	41.4
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$45.1	$47.8	$20.6	$4.0	$(72.4)	$45.1

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,341.8	$132.2	$259.1	$(292.8)	$3,440.3
Cost of products sold (exclusive of items shown separately below)	—	3,165.6	84.7	206.1	(268.6)	3,187.8
Selling and administrative expenses (exclusive of items shown separately below)	3.1	136.2	6.9	11.9	(25.4)	132.7
Depreciation	—	96.9	3.8	10.4	—	111.1
Pension and OPEB expense (income)	—	(32.2)	—	—	—	(32.2)
Total operating costs	3.1	3,366.5	95.4	228.4	(294.0)	3,399.4
Operating profit (loss)	(3.1)	(24.7)	36.8	30.7	1.2	40.9
Interest expense	—	86.4	—	1.0	—	87.4
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Other income (expense)	—	(4.2)	3.2	(14.2)	—	(15.2)
Income (loss) before income taxes	(3.1)	(115.3)	40.0	(240.8)	1.2	(318.0)
Income tax expense (benefit)	—	11.8	16.0	(5.9)	0.4	22.3
Equity in net income (loss) of subsidiaries	(367.2)	(240.1)	—	0.4	606.9	—
Net income (loss)	(370.3)	(367.2)	24.0	(234.5)	607.7	(340.3)
Less: Net income attributable to noncontrolling interests	—	—	—	30.0	—	30.0
Net income (loss) attributable to AK Steel Holding Corporation	(370.3)	(367.2)	24.0	(264.5)	607.7	(370.3)
Other comprehensive income (loss)	(8.0)	(8.0)	—	(2.0)	10.0	(8.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(378.3)	$(375.2)	$24.0	$(266.5)	$617.7	$(378.3)

Condensed Consolidated Balance Sheets
June 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$20.3	$4.1	$31.8	$—	$56.2
Accounts receivable, net	—	406.8	31.7	21.1	(11.1)	448.5
Inventory, net	—	906.5	38.5	45.4	(12.1)	978.3
Other current assets	—	65.3	1.0	2.3	—	68.6
Total current assets	—	1,398.9	75.3	100.6	(23.2)	1,551.6
Property, plant and equipment	—	5,809.4	171.6	534.0	—	6,515.0
Accumulated depreciation	—	(4,310.3)	(84.2)	(91.4)	—	(4,485.9)
Property, plant and equipment, net	—	1,499.1	87.4	442.6	—	2,029.1
Investment in subsidiaries	(3,242.4)	1,391.9	—	68.3	1,782.2	—
Inter-company accounts	2,562.2	(3,641.4)	1,449.1	(452.9)	83.0	—
Cash held for retirement of debt	—	135.4	—	—	—	135.4
Other non-current assets	—	132.9	33.0	36.3	—	202.2
TOTAL ASSETS	$(680.2)	$916.8	$1,644.8	$194.9	$1,842.0	$3,918.3
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$566.1	$16.0	$21.7	$(0.9)	$602.9
Accrued liabilities	—	188.0	5.8	12.3	—	206.1
Current portion of pension and other postretirement benefit obligations	—	77.3	—	0.3	—	77.6
Total current liabilities	—	831.4	21.8	34.3	(0.9)	886.6
Non-current liabilities:
Long-term debt	—	2,078.1	—	—	—	2,078.1
Pension and other postretirement benefit obligations	—	1,119.1	—	3.4	—	1,122.5
Other non-current liabilities	—	130.6	0.9	0.2	—	131.7
TOTAL LIABILITIES	—	4,159.2	22.7	37.9	(0.9)	4,218.9
Equity (deficit):
Total stockholders’ equity (deficit)	(680.2)	(3,242.4)	1,622.1	(222.6)	1,842.9	(680.2)
Noncontrolling interests	—	—	—	379.6	—	379.6
TOTAL EQUITY (DEFICIT)	(680.2)	(3,242.4)	1,622.1	157.0	1,842.9	(300.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(680.2)	$916.8	$1,644.8	$194.9	$1,842.0	$3,918.3

Condensed Consolidated Balance Sheets
December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.0	$5.7	$23.9	$—	$56.6
Accounts receivable, net	—	411.9	26.3	29.2	(22.5)	444.9
Inventory, net	—	1,149.6	39.7	47.0	(10.0)	1,226.3
Other current assets	—	75.6	0.3	2.5	—	78.4
Total current assets	—	1,664.1	72.0	102.6	(32.5)	1,806.2
Property, plant and equipment	—	5,763.8	168.6	533.6	—	6,466.0
Accumulated depreciation	—	(4,218.0)	(80.3)	(81.2)	—	(4,379.5)
Property, plant and equipment, net	—	1,545.8	88.3	452.4	—	2,086.5
Investment in subsidiaries	(3,541.0)	1,346.0	—	68.2	2,126.8	—
Inter-company accounts	2,563.4	(3,600.9)	1,398.1	(453.5)	92.9	—
Other non-current assets	—	125.6	33.0	33.1	—	191.7
TOTAL ASSETS	$(977.6)	$1,080.6	$1,591.4	$202.8	$2,187.2	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$669.0	$11.7	$23.7	$(1.0)	$703.4
Accrued liabilities	—	242.3	6.5	12.7	—	261.5
Current portion of pension and other postretirement benefit obligations	—	77.3	—	0.4	—	77.7
Total current liabilities	—	988.6	18.2	36.8	(1.0)	1,042.6
Non-current liabilities:
Long-term debt	—	2,354.1	—	—	—	2,354.1
Pension and other postretirement benefit obligations	—	1,143.6	—	3.3	—	1,146.9
Other non-current liabilities	—	135.3	0.9	0.2	—	136.4
TOTAL LIABILITIES	—	4,621.6	19.1	40.3	(1.0)	4,680.0
Equity (deficit):
Total stockholders’ equity (deficit)	(977.6)	(3,541.0)	1,572.3	(219.5)	2,188.2	(977.6)
Noncontrolling interests	—	—	—	382.0	—	382.0
TOTAL EQUITY (DEFICIT)	(977.6)	(3,541.0)	1,572.3	162.5	2,188.2	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(977.6)	$1,080.6	$1,591.4	$202.8	$2,187.2	$4,084.4

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.0)	$209.8	$23.6	$52.1	$(10.5)	$273.0
Cash flows from investing activities:
Capital investments	—	(49.0)	(3.4)	(1.5)	—	(53.9)
Cash held for retirement of debt	—	(135.4)	—	—	—	(135.4)
Other investing items, net	—	0.1	—	2.0	—	2.1
Net cash flows from investing activities	—	(184.3)	(3.4)	0.5	—	(187.2)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(400.0)	—	—	—	(400.0)
Proceeds from issuance of long-term debt	—	380.0	—	—	—	380.0
Redemption of long-term debt	—	(259.0)	—	—	—	(259.0)
Proceeds from issuance of common stock	249.4	—	—	—	—	249.4
Debt issuance costs	—	(19.3)	—	—	—	(19.3)
Inter-company activity	(247.1)	266.1	(21.8)	(7.7)	10.5	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(37.0)	—	(37.0)
Other financing items, net	(0.3)	—	—	—	—	(0.3)
Net cash flows from financing activities	2.0	(32.2)	(21.8)	(44.7)	10.5	(86.2)
Net increase (decrease) in cash and cash equivalents	—	(6.7)	(1.6)	7.9	—	(0.4)
Cash and equivalents, beginning of period	—	27.0	5.7	23.9	—	56.6
Cash and equivalents, end of period	$—	$20.3	$4.1	$31.8	$—	$56.2

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.5)	$14.9	$14.3	$49.0	$8.2	$83.9
Cash flows from investing activities:
Capital investments	—	(45.7)	(1.8)	(2.2)	—	(49.7)
Proceeds from sale of equity investee	—	25.0	—	—	—	25.0
Other investing items, net	—	1.3	—	—	—	1.3
Net cash flows from investing activities	—	(19.4)	(1.8)	(2.2)	—	(23.4)
Cash flows from financing activities:
Net borrowings under credit facility	—	(10.0)	—	—	—	(10.0)
Redemption of long-term debt	—	(2.2)	—	—	—	(2.2)
Inter-company activity	3.5	16.0	(11.8)	0.5	(8.2)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(42.6)	—	(42.6)
Other financing items, net	(1.0)	0.1	—	—	—	(0.9)
Net cash flows from financing activities	2.5	3.9	(11.8)	(42.1)	(8.2)	(55.7)
Net increase (decrease) in cash and cash equivalents	—	(0.6)	0.7	4.7	—	4.8
Cash and equivalents, beginning of period	—	28.5	4.5	37.2	—	70.2
Cash and equivalents, end of period	$—	$27.9	$5.2	$41.9	$—	$75.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We operate eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that we sell in sheet and strip form, as well as carbon and stainless steel that we finish into welded steel tubing. We sell these products to our customers in three primary markets: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters. We sell carbon steel products principally to domestic customers and electrical and stainless steel products both domestically and internationally. We also produce welded carbon and stainless steel tubing used in the automotive, large truck, industrial and construction markets. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

Overview

The benefits of our strategy to enhance margins by optimizing our operational footprint and reducing our exposure to commodity products were reflected in our second quarter of 2016 operating performance. As a result of these efforts, net income and adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) each increased substantially for the second quarter of 2016 from the second quarter of 2015. We generated net income of $17.3, or $0.08 per diluted share of common stock, in the second quarter of 2016, as compared to a net loss of $64.0, or $0.36 per diluted share in the second quarter of 2015. We reported adjusted EBITDA of $99.3, or 6.7% of net sales, for the second quarter of 2016, which more than doubled adjusted EBITDA of $47.6, or 2.8% of net sales, for the second quarter of 2015.

Shipments for the second quarter of 2016 of 1,555,500 tons declined 14% from the same quarter a year ago. Our decision to reduce sales to the commodity carbon spot market resulted in a 48% decline in shipments to the distributors and converters market, which was partially offset by a 9% increase in shipments to the automotive market compared to the same period a year ago. Shipments to the automotive market for the quarter were the second highest ever behind last quarter’s record shipments. As a result of the decrease in volume and lower automotive contract pricing, net sales for the second quarter of 2016 declined 12% to $1,492.2, compared to net sales of $1,689.4 for the second quarter of 2015. Average selling prices increased 3% to $957 per ton in the recent second quarter compared to the year ago second quarter, largely as a result of a better product mix and higher carbon steel prices in the spot market toward the end of the quarter, partly offset by lower automotive contract pricing.

The increase in adjusted EBITDA is attributed primarily to our strategic decision to reduce exposure to the commodity carbon, stainless and electrical steel spot markets and optimize our manufacturing footprint, along with continuous operational improvements, lower raw material and energy costs, and our relentless focus on cost. The second quarter of 2016 included a LIFO charge of $20.7 compared to a LIFO credit of $34.8 in the second quarter of 2015, largely driven by expected increases in costs of certain raw materials in 2016.

We ended the second quarter of 2016 with total liquidity of $945.0, consisting of cash and cash equivalents and $903.9 of availability under AK Steel’s revolving credit facility (the “Credit Facility”). Cash flows from operating activities for the second quarter of 2016 were $136.3 and included a $50.6 improvement in working capital, reflecting our continued efforts to proactively manage our inventory levels. In the second quarter of 2016, we successfully issued 59.8 million shares of common stock at $4.40 per share and used the net proceeds of $249.4 plus cash flows from operations and cash balances to reduce debt by repaying borrowings under the Credit Facility by $370.0. Additionally, we issued $380.0 in principal amount of 7.50% Senior Secured Notes due 2023 in the second quarter of 2016, retired $251.7 in principal amount of the existing senior secured notes due 2018 (the “Old Notes”) through a tender offer and called the remaining $128.3 in principal amount of the Old Notes, which were subsequently retired in July 2016.

During the second quarter of 2016, progress continued in the anti-dumping (“AD”) and countervailing duty (“CVD”) cases that we and other major domestic steel producers are pursuing with the International Trade Commission (“ITC”) and the United States Department of Commerce (“DOC”). These cases include petitions against imports of corrosion-resistant, cold-rolled and hot-rolled carbon steel products from multiple foreign countries and stainless steel products from China in response to a flood of what we believe are unfairly traded imports. In May, the DOC announced its final affirmative determinations that imports of corrosion-resistant carbon steel from China and several other countries are being sold at less-than-fair-value and are benefiting from government subsidies and, therefore, should be subject to final AD and CVD duties, respectively. That same month, the DOC announced similarly favorable final affirmative determinations against China and Japan for imports of cold-rolled carbon steel. For stainless steel, in July the DOC announced its preliminary affirmative determination that imports of Chinese stainless steel are benefiting from government subsidies and assessed preliminary duties ranging from 57.30% to 193.12%.

In July, the ITC determined that the domestic steel industry is materially injured by reason of imports of corrosion-resistant steel products, delivering a favorable conclusion to that case. Each of the remaining trade cases is progressing through ITC and DOC investigations of foreign producers. In the cold-rolled and hot-rolled carbon steel cases, we expect the DOC to issue final determinations in the third quarter of 2016. In the stainless steel case, the DOC has made a preliminary determination countervailing rates and we anticipate the DOC to make a preliminary anti-dumping duty determination in the third quarter of 2016. For further discussion on the trade cases, see Note 7 to the condensed consolidated financial statements.

Steel Shipments

Total shipments were 1,555,500 tons and 1,811,700 tons for the three months ended June 30, 2016, and 2015. Total shipments were 3,213,700 tons and 3,562,200 tons for the six months ended June 30, 2016, and 2015.

For the three months ended June 30, 2016, value-added products comprised 85.8% of total shipments, an increase from 77.8% of total shipments in the three months ended June 30, 2015. For the six months ended June 30, 2016, value-added products comprised 84.8% of total shipments, an increase from 77.9% of total shipments in the six months ended June 30, 2015. Our intentional 41% reduction in shipments to the carbon, electrical and stainless steel commodity spot markets was significantly offset by our 11% growth of higher value-added product shipments to the automotive market in the six months ended June 30, 2016, as compared to the same period in 2015. This resulted in a decrease in total shipments and the increase in the proportion of value-added shipments from the prior year. The following table shows net shipments by product:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	227.1	14.6%	223.4	12.3%	450.9	14.0%	450.9	12.7%
Coated	819.4	52.7	823.8	45.5	1,656.5	51.5	1,609.8	45.2
Cold-rolled	256.7	16.5	332.6	18.4	558.6	17.4	653.6	18.3
Tubular	31.3	2.0	29.7	1.6	60.7	1.9	59.1	1.7
Subtotal value-added shipments	1,334.5	85.8	1,409.5	77.8	2,726.7	84.8	2,773.4	77.9
Non Value-added Shipments
Hot-rolled	183.9	11.8	359.1	19.8	404.3	12.6	692.1	19.4
Secondary	37.1	2.4	43.1	2.4	82.7	2.6	96.7	2.7
Subtotal non value-added shipments	221.0	14.2	402.2	22.2	487.0	15.2	788.8	22.1
Total shipments	1,555.5	100.0%	1,811.7	100.0%	3,213.7	100.0%	3,562.2	100.0%

Net Sales

Net sales for the three months ended June 30, 2016 of $1,492.2 were 12% lower than net sales of $1,689.4 for the three months ended June 30, 2015. Net sales for the six months ended June 30, 2016 of $3,011.0 were also 12% lower than net sales of $3,440.3 for the six months ended June 30, 2015. Our strategic decision to reduce sales of commodity products was partially offset by increased sales to the automotive market. An improved product mix resulted in average selling prices that increased 3% to $957 in the second quarter of 2016 from $931 in the second quarter of 2015. However, our average selling prices for the six months ended June 30, 2016 of $935 were lower than our average selling prices of $965 for the six months ended June 30, 2015. The lingering effects from what the company believes were unfairly traded foreign steel imports kept market prices lower in the first quarter of 2016. We shipped approximately 91% of our flat-rolled steel products in the six months ended June 30, 2016 to contract customers, with the balance to customers in the spot market. We have contracts with all of our major automotive and most of our infrastructure and manufacturing market customers. These contracts include prices for each product during contract periods, which are generally one year or less. In the three and six months ended June 30, 2016, approximately half of our shipments to contract customers were fixed price contracts and the other half allowed price adjustments during the contract period. For shipments under contracts containing variable-pricing mechanisms, roughly half are based on steel spot market prices, while the other half are based on input cost changes. When adjustments occur, the resulting adjustments typically occur at three- or six-month intervals.

Net sales to customers outside the United States for the three and six months ended June 30, 2016 were $171.4 and $349.8, compared to $223.6 and $432.0 for the three and six months ended June 30, 2015, primarily due to lower carbon steel shipments to Canada and a decline in international electrical steel shipments.

Cost of Products Sold

Cost of products sold were $1,325.0 and $2,690.5 for the three and six months ended June 30, 2016, decreases from $1,579.2 and $3,187.8 for the three and six months ended June 30, 2015, principally due to lower shipments, operational improvements, lower raw materials and energy costs and continuous cost reduction efforts. Cost of products sold as a percentage of sales improved to 88.8% and 89.4% for the three and six months ended June 30, 2016, from 93.5% and 92.7% for the year-ago periods. We recorded LIFO charges of $20.7 and $8.4 for the three and six months ended June 30, 2016, compared to LIFO credits of $34.8 and $51.9 for the three and six months ended June 30, 2015. Planned maintenance outage costs were $18.5 and $21.9 in the three and six months ended June 30, 2016, compared to $18.2 and $31.8 for the three and six months ended June 30, 2015.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2016 were $62.2 and $125.7, compared to $63.5 and $132.7 for the three and six months ended June 30, 2015. The decrease was due primarily to ongoing cost reduction efforts that continued throughout the first half of 2016.

Depreciation

Depreciation expense for the three and six months ended June 30, 2016 was $54.3 and $108.0, compared to $55.7 and $111.1 for the three and six months ended June 30, 2015.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income was $11.9 and $23.8 for the three and six months ended June 30, 2016, compared to $16.1 and $32.2 for the three and six months ended June 30, 2015. The decrease in income was principally a result of lower pension assets and related expected returns on assets.

Operating Profit

Operating profit was $62.6 and $110.6 for the three and six months ended June 30, 2016, compared to $7.1 and $40.9 for the three and six months ended June 30, 2015. Included in operating profit was $16.6 and $34.6 related to SunCoke Middletown for the three and six months ended June 30, 2016, compared to $14.6 and $30.0 for the corresponding periods in 2015. Overall, a better product mix from continued strong carbon and stainless steel shipments to the automotive markets and strong domestic electrical steel sales, lower input costs, cost reductions and increased production efficiencies mitigated the effect of lower shipments to the commodity carbon, stainless and electrical steel spot markets and weaker international markets for electrical steel.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was $41.4 and $84.2, compared to $43.5 and $87.4 for the same periods in 2015. The decrease from 2015 was primarily related to lower debt obligations.

Impairment of Magnetation Investment

In the six months ended June 30, 2015, we recognized a non-cash impairment charge of $256.3 to write off our investment in Magnetation. For further discussion, see the Magnetation section below and Note 3 to the condensed consolidated financial statements.

Other Income (Expense)

Other income (expense) was $2.1 and $1.4 for the three and six months ended June 30, 2016, compared to other income (expense) of $1.5 and $(15.2) for the three and six months ended June 30, 2015. Included in other income (expense) for the three and six months ended June 30, 2016 was $2.6 for expenses related to the retirement of debt. Also, included in other income (expense) for the six months ended June 30, 2015 was our share of loss for Magnetation of $14.6. The results of operations since the first quarter of 2015 do not include any income or losses of Magnetation since we reduced our basis in the Magnetation investment to zero as of March 31, 2015.

Income Tax Expense

We used the discrete method to estimate income tax expense (benefit) of $(10.6) and $(10.5) for the three and six months ended June 30, 2016, compared to $14.6 and $22.3 for the three and six months ended June 30, 2015. Income taxes are based on our actual year-to-date financial results through June 30, 2016 and 2015, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate for 2016 with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income, the expected change in the valuation allowance and the projected change in value of our identified tax-planning strategy, which is based on costs for raw materials and their impact on LIFO income. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance and tax planning strategy, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. We estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy. In addition, the change in valuation allowance for the three and six months ended June 30, 2016 includes a $4.4 benefit related to the effect of the Protecting American Taxpayers and Homeowners (PATH) Act, which allows for the realizability of certain alternative minimum tax credits, and a non-cash income tax benefit of $3.9 from allocating income tax expense to other comprehensive income.

Net Income (Loss) and Adjusted Net Income (Loss)

As a result of the various factors and conditions described above, we reported net income of $17.3, or $0.08 per diluted share, for the three months ended June 30, 2016, compared to a net loss of $64.0, or $0.36 per diluted share, for the three months ended June 30, 2015. We reported net income of $3.7, or $0.02 per diluted share, for the six months ended June 30, 2016, compared to a net loss of $370.3, or $2.08 per diluted share, for the six months ended June 30, 2015. Included in the results for the six months ended June 30, 2015, was an impairment charge of $256.3 million, or $1.44 per diluted share, to fully impair the company’s investment in Magnetation.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $99.3, or 6.7% of net sales, for the three months ended June 30, 2016, more than doubled from adjusted EBITDA of $47.6, or 2.8% of net sales, for the three months ended June 30, 2015. Adjusted EBITDA was $180.4, or 6.0% of net sales, for the six months ended June 30, 2016, also up significantly from adjusted EBITDA of $105.1, or 3.1% of net sales, for the six months ended June 30, 2015.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA and adjusted EBITDA margin that exclude the effects of noncontrolling interests and an impairment charge for our investment in Magnetation. EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, we have made adjustments to EBITDA to exclude the effect of noncontrolling interests and an impairment charge for our investment in Magnetation. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze our financial results in relation to those of our competitors and to our prior financial performance by excluding items that otherwise would distort the comparison. Adjusted EBITDA and adjusted EBITDA margin are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

Neither current nor potential investors in our securities should rely on adjusted EBITDA or adjusted EBITDA margin as a substitute for any GAAP financial measure and we encourage current and potential investors to review the following reconciliations of adjusted EBITDA.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to AK Holding	$17.3	$(64.0)	$3.7	$(370.3)
Net income attributable to noncontrolling interests	16.6	14.5	34.6	30.0
Income tax expense (benefit)	(10.6)	14.6	(10.5)	22.3
Interest expense	41.4	43.5	84.2	87.4
Interest income	(0.6)	(0.3)	(0.9)	(0.6)
Depreciation	54.3	55.7	108.0	111.1
Amortization	1.1	1.7	3.1	6.1
EBITDA	119.5	65.7	222.2	(114.0)
Less: EBITDA of noncontrolling interests (a)	20.2	18.1	41.8	37.2
Impairment of Magnetation investment	—	—	—	256.3
Adjusted EBITDA	$99.3	$47.6	$180.4	$105.1
Adjusted EBITDA margin	6.7%	2.8%	6.0%	3.1%

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to noncontrolling interests	$16.6	$14.5	$34.6	$30.0
Depreciation	3.6	3.6	7.2	7.2
EBITDA of noncontrolling interests	$20.2	$18.1	$41.8	$37.2

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our third quarter 2016 outlook. Those factors include the following:

1.
We expect a modest decrease in shipments from the second quarter of 2016 as we continue to reduce our exposure to commodity spot markets, as well as from seasonal maintenance shutdowns of automotive manufacturers and our planned maintenance outages during the quarter.

2.
We currently estimate our continued improvement in product mix and higher prices from the rise in spot market prices should result in an average selling price that is approximately $25 per ton higher than the second quarter.

3.
We expect raw material costs at year end to decline from current levels based on our current projections. Changes in expected raw material costs or our expected inventory levels at year end will affect our LIFO estimate and the amount recorded in the third quarter.

4.	Planned maintenance outage costs are expected to be similar to the second quarter.

5.	Overall, we expect to show continued improvement in operating margin from the second quarter to the third quarter.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. There are many other factors that could significantly affect our third quarter and full year 2016 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers, suppliers and competitors. Therefore, our outlook may change as a result of those and other factors.

Liquidity and Capital Resources

During the second quarter of 2016, we increased our liquidity through cash flows from operations as well as from the issuance of common stock. At June 30, 2016, we had total liquidity of $945.0, consisting of $41.1 of cash and cash equivalents and $903.9 of availability under the Credit Facility. At June 30, 2016, our eligible collateral, after application of advance rates, was $1,124.4. At June 30, 2016, we had outstanding borrowings of $150.0 from the Credit Facility, and $70.5 of outstanding letters of credit that further reduced availability. During the six months ended June 30, 2016, our borrowings from the Credit Facility ranged from $135.0 to $665.0, with outstanding borrowings averaging $447.1 per day. We expect to use the Credit Facility as necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $56.2 at June 30, 2016, includes $15.1 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments by internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we would need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we have $903.9 of availability under our Credit Facility. In addition, we regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions to be favorable. We have no scheduled debt maturities until November 2019, when our $150.0 of 5.0% Exchangeable Senior Notes (the “Exchangeable Notes”) are due. In addition, our Credit Facility does not expire until March 2019, when we would need to repay or refinance any amounts outstanding under it. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

Cash from operations totaled $273.0 for the six months ended June 30, 2016. This total included cash generated by SunCoke Middletown of $43.9, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash from inventory of $248.0, partially offset by decreases in payables.

Investing and Financing Activities

Our top financial priority is to strengthen our balance sheet by targeting debt reduction of approximately $700.0 and by refinancing near-term debt maturities. Some of the actions that we are considering include:

•	repurchasing senior unsecured notes in open market or privately negotiated transactions, or by other means

•	equitizing or issuing new convertible debt to extend maturity of our existing exchangeable notes

•	positioning the company to opportunistically issue additional equity

All of these deleveraging strategies are contingent upon favorable capital market conditions.

As part of our strategy to reduce debt levels, we issued 59.8 million shares of common stock at $4.40 per share in the second quarter of 2016. Net proceeds of $249.4 were used to reduce outstanding borrowings under the Credit Facility. Also as part of our balance sheet improvement strategy and to refinance near-term maturities, we issued $380.0 in principal amount of 7.50% senior secured notes due 2023 in the second quarter of 2016, and repaid $251.7 in principal amount of the existing senior secured notes due 2018 (the “Old Notes”) through a tender offer. The remaining $128.3 in principal amount of the Old Notes were called and subsequently retired in July 2016. Additionally, on July 25, 2016, we filed a definitive proxy statement and solicited proxies for a special meeting of stockholders to be held on September 7, 2016 for the sole purpose of amending our Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 300 million to 450 million.

During the six months ended June 30, 2016, net cash used by investing activities totaled $187.2, primarily due to investing $135.4 in escrow for the retirement of the Old Notes in July 2016. We also made capital investments of $53.9. We anticipate 2016 capital investments of $125.0 to $140.0, with approximately $50.0 of those investments targeted to growth, innovation and margin enhancement initiatives. We expect to fund these investments from cash we generate from operations and from borrowings under our Credit Facility. In addition to the above amounts, we expect to complete our new $36.0 Research and Innovation Center in 2016, for which the majority of the cost will be financed through a capital lease.

During the six months ended June 30, 2016, cash used by financing activities totaled $86.2. This consisted primarily of using $249.4 of net proceeds from the common stock issuance and cash flows from operations to decrease borrowings under the Credit Facility, which declined by $400.0 from December 31, 2015.

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

Employee Benefit Obligations

No contributions to the master pension trust are required in 2016. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $50.0 for 2017 and approximately $75.0 for 2018. The amount and timing of future required contributions to the pension trust depend on several factors, including differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements.  Because of the variability of factors underlying these assumptions the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Margin Enhancement Initiatives

In recent years we have undertaken significant initiatives to optimize our manufacturing footprint, improve product profitability and lower costs. The margin enhancement initiatives include efforts to increase our operating rates, lower our costs and manage the consumption of certain raw materials. Specific initiatives include optimizing the utilization, yield, efficiency and productivity of facilities, implementing strategic procurement improvements, controlling maintenance and capital investment spending and reducing transportation costs. We continue to pursue broader approaches to enhancing profitability, including increasing our percentage of contract sales, selling an improved mix of products, reducing sales to the carbon, stainless and electrical steel commodity spot markets and developing new higher margin products that can deliver higher value for our customers. As part of our move toward selling higher-margin products, we have reduced our sales to the carbon steel commodity spot market, which drove our decision to temporarily idle the Ashland Works Hot End in the fourth quarter of 2015. During the first quarter of 2016, we completed a capital investment at our Butler Works to increase our capacity to produce high-efficiency GOES products for use in electrical transmission and distribution.

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

Third-Generation Advanced High Strength Steels

Beyond our significant progress on developing Next-Generation AHSS products, we continue to push our innovation efforts toward groundbreaking steel technologies, including collaborations with other companies. In April 2016, our joint development partner, NanoSteel Company, Inc., announced that we delivered what we consider Third-Generation Advanced High Strength Steel (“3rd Gen AHSS”) to General Motors Corporation for testing. We produced this 3rd Gen AHSS at our facilities using proprietary production methods. This 3rd Gen AHSS possesses a level of formability at higher ultimate tensile strength, which we believe may constitute a step change in performance compared to both current and next-generation AHSS products. We anticipate that such 3rd Gen AHSS products could enable the stamping and forming of automotive parts using traditional manufacturing methods without additional manufacturing infrastructure or investment, as is required for aluminum and other competing materials.

Magnetation

We currently have a 49.9% interest in the Magnetation joint venture, which operates iron ore concentrate plants located in Minnesota and an iron ore pelletizing plant in Reynolds, Indiana. Through an offtake agreement, we have the right to purchase, based on a formula that includes a discount to the IODEX, all the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. Magnetation and its subsidiaries remain in bankruptcy after they filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on May 5, 2015. Shortly after its bankruptcy filing, Magnetation received debtor-in-possession (“DIP”) financing from a group of its secured debtholders. Magnetation has been in default under the terms of its DIP financing since April 30, 2016, following Magnetation’s failure to provide the DIP lenders with a new restructuring support agreement or a new business plan. Magnetation’s senior secured credit facility lenders have thus far consented to Magnetation’s use of cash collateral and other pre-bankruptcy filing collateral and, accordingly, Magnetation has continued to operate the business.

We are unlikely to retain a substantial portion, if any, of our equity interest in Magnetation following the resolution of Magnetation’s bankruptcy process. It is uncertain when, or if, Magnetation will emerge from bankruptcy. In September 2015, Magnetation filed under seal a motion with the Bankruptcy Court seeking to assume its offtake agreement with us. Despite the objection that we filed in October 2015, on December 23, 2015, the Bankruptcy Court authorized Magnetation to assume the offtake agreement. Shortly thereafter we appealed the Bankruptcy Court’s decision to the U.S. District Court in

Minneapolis, Minnesota. Those proceedings are ongoing and are also being conducted under a court seal. The hearing before the U.S. District Court was held on July 20, 2016, and we are awaiting its decision.

In light of Magnetation’s current challenges and the tenuous circumstances it faces with its lenders, a variety of possibilities exist (whether financial, operational, legal or otherwise) that could cause Magnetation to temporarily or permanently cease supplying us with iron ore pellets. However, we purchase pellets from other suppliers and we have discussed the terms of purchasing replacement supply with several third parties. We believe that we could replace the Magnetation pellet volume with supply from existing or new third-party suppliers or, if we have a shortage of iron ore pellets, we could produce carbon slabs at our Butler Works electric arc furnace. We do not expect Magnetation’s bankruptcy or any disruption to its business to have a significant adverse effect on our production or otherwise affect steel shipments to our customers.

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

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors, including reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; increased global steel production and imports; changes in the cost of raw materials and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; reduced demand in key product markets due to competition from aluminum or other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital and banking markets; derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats and cybercrime; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

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

Interest Rate Risk

We manage interest rate risk in our capital structure by issuing variable- and fixed-rate debt and by utilizing our Credit Facility, which is subject to variable interest rates. Our outstanding long-term indebtedness (excluding unamortized debt discount and premium and debt issuance costs) was $2,138.8 at June 30, 2016 and $2,405.5 at December 31, 2015. The amount outstanding at June 30, 2016, consisted of $1,947.4 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds, a capital lease for our new Research and Innovation Center of $15.4, and $150.0 of borrowings under our Credit Facility. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt. For example, a 1% increase in interest rates would increase annual interest expense by approximately $1.8 on our outstanding debt at June 30, 2016.

Commodity Risk

Costs for raw materials and energy have been volatile over the last several years, with iron ore, natural gas and scrap being especially volatile. Some customer contracts have a variable-pricing mechanism that allows us to adjust selling prices in response to changes in the cost of certain raw materials and energy. For example, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, iron ore, zinc and nickel) or other commodities may be, in part, passed on to customers rather than absorbed solely by us. However, the overall impact of these price adjustments within a contract has generally decreased over the last few years. For instance, in the case of stainless steel, changes in costs for nickel, chrome and molybdenum are usually offset by established price surcharges.

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

For derivatives designated in cash flow hedging relationships, we record the effective portion of the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognize the earnings of the associated underlying transaction into cost of products sold in the same period. At June 30, 2016, accumulated other comprehensive income (loss) included $10.8 in unrealized pre-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 14 of the condensed consolidated financial statements for further information on our outstanding derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2016, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$13.3	$33.3
Zinc	4.0	9.9
Electricity	4.4	11.1
Iron ore	7.1	14.0

Because we structure and use these instruments as hedges, the benefit of lower prices paid for the physical commodity used in the normal production cycle would offset these hypothetical losses. We do not enter into swap or option contracts for trading purposes.

Foreign Currency Exchange Rate Risk

A portion of our intercompany receivables that are denominated in foreign currencies are exposed to risks from exchange rate fluctuations. We use euro forward currency contracts to manage exposures to certain of these currency price fluctuations. Based on the contracts outstanding at June 30, 2016, a 10% change in the dollar-to-euro exchange rate would result in a pre-tax impact of $2.0 on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable. See Note 14 of the condensed consolidated financial statements for further information on our outstanding forward contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2016	443	$4.38	—
May 2016	6,612	4.21	—
June 2016	—	—	—
Total	7,055	4.22	—	$125.6

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

Item 4. Mine Safety Disclosures.

The operations of AK Coal’s North Fork mine and Coal Innovations, LLC coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report presents citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 5. Other Information.

On July 27, 2016, AK Steel and Mountain State Carbon, a 100%-owned subsidiary, entered a Joinder of Amended and Restated Loan and Security Agreement (the “Joinder Agreement”), in which we added Mountain State Carbon as a guarantor under the Credit Facility. We designated Mountain State Carbon as a “borrowing base guarantor” (as defined in the Credit Facility), by which Mountain State Carbon’s inventory and accounts receivable were included as additional security under the Credit Facility, increasing the eligible collateral and providing us with higher total availability and enhanced liquidity. Along with the Joinder Agreement, we entered a Second Amendment to Amended and Restated Loan and Security Agreement to make changes to the terms of the Credit Facility, including increasing our FILO (first-in, last-out) tranche, which allows us to use a portion of our eligible collateral at higher advance rates, providing us with further enhanced liquidity.

When Mountain State Carbon became a subsidiary guarantor of the Credit Facility, it also became obligated under the agreements governing some of our senior debt to guarantee and undertake additional obligations for such senior debt. As such, also on July 27, 2016, the following agreements designated Mountain State Carbon a guarantor subsidiary of the respective senior debt: (i) a Sixth Supplemental Indenture among AK Holding, AK Steel, Mountain State Carbon and U.S. Bank, National Association (“U.S. Bank”), as trustee (the “Senior Notes Supplemental Indenture”), for AK Steel’s 7.625% Senior Notes due May 2020, 7.635% Senior Notes due October 2021 and 8.375% Senior Notes due April 2022; (ii) a First Supplemental Indenture among AK Steel, Mountain State Carbon and U.S. Bank, as trustee and collateral agent (the “Secured Notes Supplemental Indenture”, and collectively with the Senior Notes Supplemental Indenture, the “Supplemental Indentures”), for AK Steel’s 7.50% Senior Secured Notes due July 2023 (“Secured Notes”); and (iii) Guaranty Agreements between Mountain State Carbon and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee, with respect to the Ohio Air Quality Development Authority Revenue Refunding Bonds, Series 2012-A, the City of Rockport, Indiana Revenue Refunding Bonds, Series 2012-A, and the Butler County Industrial Development Authority Revenue Refunding Bonds, Series 2012-A (collectively, the “IRB Guaranty Agreements”). In addition, on July 27, 2016, in connection with becoming a guarantor subsidiary under the Secured Notes Supplemental Indenture, Mountain State Carbon agreed to place liens on its real property, plant and equipment, according to a Security Agreement Supplement among AK Steel, Mountain State Carbon and U.S. Bank, as collateral agent (the “Security Agreement Amendment”), and also entered into a Supplement to Collateral Trust Agreement (collectively with the Security Agreement Amendment, the “Amended Security Documents”), for the Secured Notes.

The above description is not a complete summary and is qualified by reference in its entirety to the full text of the Joinder Agreement, the Credit Facility, the Supplemental Indentures, the IRB Guaranty Agreements and the Amended Security Documents, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
4.1
Indenture, dated as of June 20, 2016, among AK Steel Corporation, as issuer, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 20, 2016).

4.2
First Supplemental Indenture dated as of July 27, 2016, among AK Steel Corporation, Mountain State Carbon, LLC, as subsidiary guarantor and U.S. Bank National Association, as trustee and collateral agent.

4.3
Sixth Supplemental Indenture, dated as of July 27, 2016, among AK Steel Corporation, AK Steel Holding Corporation, as parent guarantor, Mountain State Carbon, LLC, as subsidiary guarantor, and U.S. Bank National Association, as trustee.

10.1
AK Steel Holding Corporation Stock Incentive Plan, as amended and restated as of May 26, 2016 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 2016).

10.2
Security Agreement, dated as of June 20, 2016, among the AK Steel Corporation and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 20, 2016).

10.3
Collateral Trust Agreement Joinder, dated as of June 20, 2016, among AK Steel Corporation and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 20, 2016).

10.4
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of July 27, 2016, among AK Steel Corporation, as Borrower, AK Tube LLC and Mountain State Carbon, LLC, each as Borrowing Base Guarantors, certain financial institutions as the lenders party thereto and Bank of America, N.A., as agent for the Lenders.

10.5	Joinder to Amended and Restated Loan and Security Agreement, dated as of July 27, 2016, among AK Steel Corporation, Mountain State Carbon, LLC and Bank of America, N.A., as agent for the Lenders.
10.6	Security Agreement Supplement, dated as of July 27, 2016, between Mountain State Carbon, LLC and U.S. Bank National Association, as collateral agent.
10.7	Supplement to Collateral Trust Agreement, dated as of July 27, 2016, among AK Steel Corporation, Mountain State Carbon, LLC and U.S. Bank National Association, as collateral agent.
10.8
Guaranty Agreement, dated as of July 27, 2016, by Mountain State Carbon, LLC to Wells Fargo Bank, National Association, as trustee, pertaining to the Ohio Air Quality Development Authority – $36,000,000 Revenue Refunding Bonds, Series 2012-A.

10.9
Guaranty Agreement, dated as of July 27, 2016, by Mountain State Carbon, LLC to Wells Fargo Bank, National Association, as trustee, pertaining to City of Rockport, Indiana – $30,000,000 Revenue Refunding Bonds, Series 2012-A.

10.10
Guaranty Agreement, dated as of July 27, 2016, by Mountain State Carbon, LLC to Wells Fargo Bank, National Association, as trustee, pertaining to Butler County Industrial Development Authority – $7,300,000 Revenue Refunding Bonds, Series 2012-A.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	July 29, 2016	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	July 29, 2016	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer