Form 10-Q
period 2016-09-30
AK STEEL HOLDING CORP
filed 2016-10-25
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

There were 238,269,620 shares of common stock outstanding as of October 24, 2016.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2016	2015	2016	2015

Net sales	$1,452.9	$1,709.9	$4,463.9	$5,150.2

Cost of products sold (exclusive of items shown separately below)	1,194.1	1,524.4	3,884.6	4,712.2
Selling and administrative expenses (exclusive of items shown separately below)	80.0	65.7	205.7	198.4
Depreciation	53.7	55.5	161.7	166.6
Pension and OPEB expense (income)	(5.7)	(15.9)	(29.5)	(48.1)
Total operating costs	1,322.1	1,629.7	4,222.5	5,029.1
Operating profit	130.8	80.2	241.4	121.1
Interest expense	40.3	43.0	124.5	130.4
Impairment of Magnetation investment	—	—	—	(256.3)
Other income (expense)	(7.0)	4.3	(5.6)	(10.9)
Income (loss) before income taxes	83.5	41.5	111.3	(276.5)
Income tax expense	14.6	17.2	4.1	39.5
Net income (loss)	68.9	24.3	107.2	(316.0)
Less: Net income attributable to noncontrolling interests	18.0	17.6	52.6	47.6
Net income (loss) attributable to AK Steel Holding Corporation	$50.9	$6.7	$54.6	$(363.6)
Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$0.21	$0.04	$0.26	$(2.05)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2016	2015	2016	2015
Net income (loss)	$68.9	$24.3	$107.2	$(316.0)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	0.1	—	0.5	(2.0)
Cash flow hedges:
Gains (losses) arising in period	2.4	(27.5)	35.3	(47.0)
Reclassification of losses (gains) to net income (loss)	(1.4)	14.2	26.3	41.4
Pension and OPEB plans:
Prior service credit (cost) arising in period	(8.9)	—	(8.9)	—
Gains (losses) arising in period	(12.8)	—	(12.8)	—
Reclassification of prior service cost (credits) included in net income (loss)	(13.5)	(15.1)	(41.1)	(45.2)
Reclassification of losses (gains) included in net income (loss)	11.8	8.2	23.7	24.6
Other comprehensive income (loss), before tax	(22.3)	(20.2)	23.0	(28.2)
Income tax benefit related to items of comprehensive income (loss)	(3.9)	—	—	—
Other comprehensive income (loss)	(18.4)	(20.2)	23.0	(28.2)
Comprehensive income (loss)	50.5	4.1	130.2	(344.2)
Less: Comprehensive income attributable to noncontrolling interests	18.0	17.6	52.6	47.6
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$32.5	$(13.5)	$77.6	$(391.8)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$57.5	$56.6
Accounts receivable, net	489.0	444.9
Inventory, net	1,088.4	1,226.3
Other current assets	66.1	78.4
Total current assets	1,701.0	1,806.2
Property, plant and equipment	6,565.3	6,466.0
Accumulated depreciation	(4,537.7)	(4,379.5)
Property, plant and equipment, net	2,027.6	2,086.5
Other non-current assets	192.2	191.7
TOTAL ASSETS	$3,920.8	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$639.5	$703.4
Accrued liabilities	248.7	261.5
Current portion of pension and other postretirement benefit obligations	46.2	77.7
Total current liabilities	934.4	1,042.6
Non-current liabilities:
Long-term debt	2,000.2	2,354.1
Pension and other postretirement benefit obligations	1,131.0	1,146.9
Other non-current liabilities	130.4	136.4
TOTAL LIABILITIES	4,196.0	4,680.0
Equity (deficit):
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 238,841,983 and 178,284,137 shares in 2016 and 2015; outstanding 238,269,413 and 177,893,562 shares in 2016 and 2015	2.4	1.8
Additional paid-in capital	2,520.0	2,266.8
Treasury stock, common shares at cost, 572,570 and 390,575 shares in 2016 and 2015	(2.4)	(2.0)
Accumulated deficit	(3,002.4)	(3,057.0)
Accumulated other comprehensive loss	(164.2)	(187.2)
Total stockholders’ equity (deficit)	(646.6)	(977.6)
Noncontrolling interests	371.4	382.0
TOTAL EQUITY (DEFICIT)	(275.2)	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,920.8	$4,084.4

The condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 12 for more information concerning variable interest entities.

(unaudited)	September 30, 2016	December 31, 2015
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$12.2	$7.6
Inventory, net	17.2	19.8
Property, plant and equipment	421.6	421.5
Accumulated depreciation	(68.6)	(57.6)
Accounts payable	11.3	10.8
Other assets (liabilities), net	(1.7)	(0.5)
Noncontrolling interests	369.4	380.0

Other variable interest entities
Cash and cash equivalents	$1.1	$1.1
Property, plant and equipment	11.7	11.5
Accumulated depreciation	(9.5)	(9.4)
Other assets (liabilities), net	1.0	0.9
Noncontrolling interests	2.0	2.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended September 30,
(unaudited)	2016	2015
Cash flows from operating activities:
Net income (loss)	$107.2	$(316.0)
Depreciation	150.8	155.9
Depreciation—SunCoke Middletown	10.9	10.7
Amortization	14.3	17.0
Impairment of Magnetation investment	—	256.3
Deferred income taxes	6.1	37.8
Pension and OPEB expense (income)	(29.5)	(48.1)
Contributions to pension trust	—	(24.1)
Contribution to retirees VEBA	—	(3.1)
Other pension payments	(32.6)	(1.3)
Other postretirement benefit payments	(24.3)	(32.9)
Changes in working capital	37.5	122.0
Other operating items, net	47.5	25.9
Net cash flows from operating activities	287.9	200.1
Cash flows from investing activities:
Capital investments	(81.9)	(71.0)
Proceeds from sale of equity investee	—	25.0
Other investing items, net	2.2	1.5
Net cash flows from investing activities	(79.7)	(44.5)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	(360.0)	(55.0)
Proceeds from issuance of long-term debt	380.0	—
Redemption of long-term debt	(392.8)	(10.1)
Proceeds from issuance of common stock	249.4	—
Debt issuance costs	(20.4)	—
SunCoke Middletown distributions to noncontrolling interest owners	(63.2)	(69.7)
Other financing items, net	(0.3)	(1.0)
Net cash flows from financing activities	(207.3)	(135.8)
Net increase (decrease) in cash and cash equivalents	0.9	19.8
Cash and cash equivalents, beginning of period	56.6	70.2
Cash and cash equivalents, end of period	$57.5	$90.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)
Net income (loss)				(363.6)		47.6	(316.0)
Share-based compensation		7.2					7.2
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(28.2)		(28.2)
Net distributions to noncontrolling interests						(69.7)	(69.7)
September 30, 2015	$1.8	$2,266.3	$(2.0)	$(2,911.6)	$(232.6)	$393.4	$(484.7)

December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)
Net income (loss)				54.6		52.6	107.2
Issuance of common stock	0.6	248.8					249.4
Share-based compensation		4.4					4.4
Purchase of treasury stock			(0.4)				(0.4)
Change in accumulated other comprehensive income (loss)					23.0		23.0
Net distributions to noncontrolling interests						(63.2)	(63.2)
September 30, 2016	$2.4	$2,520.0	$(2.4)	$(3,002.4)	$(164.2)	$371.4	$(275.2)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2016 and December 31, 2015, our results of operations for the three and nine months ended September 30, 2016 and 2015, and our cash flows for the nine months ended September 30, 2016 and 2015. Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results we expect for the full year ending December 31, 2016. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2 - Supplementary Financial Statement Information

Inventory, net

Inventories as of September 30, 2016 and December 31, 2015, are presented below:

	September 30, 2016	December 31, 2015
Finished and semi-finished	$880.1	$996.5
Raw materials	372.7	410.0
Total cost	1,252.8	1,406.5
Adjustment to state inventories at LIFO value	(164.4)	(180.2)
Inventory, net	$1,088.4	$1,226.3

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred charges during the fourth quarter of 2015 for supplemental unemployment and other employee benefit costs and for equipment idling, asset preservation and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities in the consolidated balance sheet, and the activity for the nine months ended September 30, 2016 was as follows:

Balance at December 31, 2015	$22.1
Payments	(15.3)
Balance at September 30, 2016	$6.8

We estimate we will incur on-going costs of less than $2.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. These costs were $4.7 and $17.4 for the three and nine months ended September 30, 2016. The carrying value of the long-lived assets associated with the temporarily idled operations totaled approximately $70.0 as of September 30, 2016.

NOTE 3 - Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $3.2 and $1.8 for the three months ended September 30, 2016 and 2015, and $9.5 and $5.4 for the nine months ended

September 30, 2016 and 2015 for our share of income of equity investees other than Magnetation LLC (“Magnetation”). Our share of loss from Magnetation is included in other income (expense) and was $16.3 for the nine months ended September 30, 2015. Our results of operations for the three months ended September 30, 2015, and the three and nine months ended September 30, 2016, do not include any losses of Magnetation, as we wrote off the basis in our investment as of March 31, 2015.

Summarized financial statement data for all investees is presented below. The financial results for Magnetation are only included through March 31, 2015, because it was unlikely that we would retain our equity interest as a result of Magnetation’s bankruptcy.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$72.4	$76.1	$216.4	$284.1
Gross profit	24.6	20.7	73.1	49.0
Net income (loss)	8.1	5.1	24.6	(13.7)

Magnetation

As of March 31, 2015, we concluded that our 49.9% equity interest in Magnetation was fully impaired and recorded a non-cash impairment charge of $256.3 for the quarter ended March 31, 2015. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. On October 6, 2016, the Bankruptcy Court approved a Global Settlement Agreement (“Settlement Agreement”) with Magnetation, Magnetation Inc., and Magnetation’s revolving credit facility lenders, senior secured noteholders and debtor-in-possession facility lenders to terminate the iron ore pellet offtake agreement with Magnetation and to wind down Magnetation’s business. Among other terms of the Settlement Agreement, we agreed to make a cash payment (“Termination Payment”) to Magnetation’s Chapter 11 estate in order to terminate our offtake agreement with Magnetation and cease purchasing iron ore pellets from Magnetation. The next day, the transactions contemplated by the Settlement Agreement were completed and we made a Termination Payment of $36.6, thereby terminating the pellet offtake agreement. In connection with the approval of the Settlement Agreement and the payment of the Termination Payment to the bankruptcy estate, we expect to recognize a charge in the fourth quarter of 2016 for the Termination Payment and a charge in the range of $15.0 to $35.0 for the present value of remaining obligations under contracts with other third parties to transport pellets to our facilities. The actual payments for these contracts will be made over the next 12.5 years. We are working on actions to mitigate our expense for these contracts, but can give no assurance that we will be successful. We expect to purchase replacement iron ore pellets from third-party producers who can meet our future needs by offering superior reliability, consistent quality and more competitive pricing. In addition, we expect to benefit from enhanced flexibility with iron ore pellets as a result of terminating our offtake agreement with Magnetation.

NOTE 4 - Income Taxes

Income taxes recorded through September 30, 2016 and 2015, were estimated using the discrete method. Current year income taxes are based on our financial results through September 30, 2016, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate for 2016 with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method. We have estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. In addition, the change in valuation allowance for the nine months ended September 30, 2016 includes a $5.1 benefit related to the effect of the Protecting American Taxpayers and Homeowners (PATH) Act, which allows for the realizability of certain alternative minimum tax credits. Income tax expense for the three months ended September 30, 2016 includes non-cash income tax expense of $3.9 from allocating income tax benefit to other comprehensive income.

NOTE 5 - Long-term Debt and Other Financing

Debt balances at September 30, 2016, and December 31, 2015, are presented below:

	September 30, 2016	December 31, 2015
Credit Facility	$190.0	$550.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	—
8.75% Senior Secured Notes due December 2018	—	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	279.8	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	21.6	—
Unamortized debt discount/premium and debt issuance costs	(56.5)	(51.4)
Total long-term debt	$2,000.2	$2,354.1

During the nine months ended September 30, 2016, we were in compliance with all the terms and conditions of our debt agreements.

Senior Secured Notes

In June 2016, as part of a transaction to refinance our 8.75% Senior Secured Notes due 2018 (the “Old Notes”), we issued $380.0 aggregate principal amount of 7.50% Senior Secured Notes due July 2023 (the “Refi Notes”) and generated net proceeds of $373.4 after underwriting discount. The Refi Notes are fully and unconditionally guaranteed by AK Holding, AK Steel’s direct parent, and by AK Tube LLC, AK Steel Properties, Inc. and Mountain State Carbon LLC (together with AK Tube LLC and AK Steel Properties, Inc., the “Subsidiary Guarantors”), three wholly-owned subsidiaries of AK Steel. The Refi Notes will be secured by first priority liens on the plant, property and equipment (other than certain excluded property, and subject to permitted liens) of AK Steel and the Subsidiary Guarantors and any proceeds of the foregoing. We used a portion of the net proceeds to pay the cash tender offer of our Old Notes, as further discussed in the following paragraph. The indenture governing the Refi Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The Refi Notes also contain customary events of default. Before July 15, 2019, we may redeem the Refi Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, we may redeem them at 103.750% until July 15, 2020, 101.875% thereafter until July 15, 2021 and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption.

After the issuance of the Refi Notes, we repurchased $251.7 of Old Notes through a cash tender offer (the “Tender Offer”) at a tender price equal to 104.750% of principal plus accrued and unpaid interest. The remaining outstanding Old Notes were redeemed in the third quarter of 2016 at a redemption price of 104.375% plus accrued and unpaid interest. In the second quarter of 2016, we recognized other expense of $5.6 for expenses related to the Tender Offer. We recorded additional expense of $6.8 in the third quarter of 2016 related to the call premium paid on the remaining Old Notes that were redeemed and the write-off of unamortized debt discount and issue costs related to the Old Notes. Fees of $14.8 paid to the holders of the Old Notes to tender their notes and expenses paid to third parties related to the issuance of the Refi Notes were recognized as an adjustment to the carrying amount of the Refi Notes and will be recognized over their term as an adjustment to interest expense.

Senior Unsecured Notes

During the nine months ended September 30, 2016, we repurchased an aggregate principal amount of $10.4 of the 8.375% Senior Notes due 2022 in private, unsolicited, open market transactions. We completed these repurchases at a discount to the senior unsecured notes’ par value and recognized a net gain on the repurchases totaling $3.0 for the nine months ended September 30, 2016, which is included in other income (expense). We did not repurchase any senior unsecured notes in the third quarter of 2016.

Credit Facility

AK Steel has a $1,500.0 asset-backed revolving credit facility (the “Credit Facility”), which expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by the Subsidiary Guarantors. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility’s current availability exceeds $150.0. Availability is calculated as the lesser of the Credit Facility commitment or our eligible collateral after advance rates, less outstanding borrowings and letters of credit. The Credit Facility obligations are secured by our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

At September 30, 2016, our eligible collateral, after application of applicable advance rates, was $1,294.9. As of September 30, 2016, there were outstanding Credit Facility borrowings of $190.0. Availability as of September 30, 2016 was further reduced by $70.5 of outstanding letters of credit, resulting in remaining availability of $1,034.4.

Research and Innovation Center Lease

The new research and innovation center we have been building in the Cincinnati/Dayton growth corridor to replace our existing research facility in Middletown, Ohio is nearing completion. We began moving into the new facility in October and expect to be fully transitioned in the fourth quarter of 2016. We financed the majority of the estimated $36.0 project through a long-term capital lease and government incentives. Because of our involvement during the facility’s construction, we included $21.6 of costs that the owner-lessor has incurred in property, plant and equipment and as long-term debt in the condensed consolidated balance sheets as of September 30, 2016.

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

Net periodic benefit cost (income) for pension and other postretirement benefits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pension Benefits
Service cost	$0.8	$0.5	$2.1	$1.6
Interest cost	31.9	32.5	95.9	97.5
Expected return on assets	(42.9)	(49.5)	(128.6)	(148.9)
Amortization of prior service cost	1.5	1.1	4.1	3.3
Amortization of loss	8.0	7.8	22.0	23.4
Settlement loss	4.9	—	4.9	—
Net periodic benefit cost (income)	$4.2	$(7.6)	$0.4	$(23.1)

Other Postretirement Benefits
Service cost	$1.2	$1.8	$3.6	$5.4
Interest cost	5.0	5.7	14.9	16.9
Amortization of prior service cost (credit)	(15.0)	(16.2)	(45.2)	(48.5)
Amortization of (gain) loss	(1.1)	0.4	(3.2)	1.2
Net periodic benefit cost (income)	$(9.9)	$(8.3)	$(29.9)	$(25.0)

During the third quarter of 2016, we purchased an annuity contract with an insurance company with pension trust assets and transferred to the insurance company our pension obligations of $87.0 for certain retirees or their beneficiaries receiving pension payments. Late in the third quarter of 2016, we entered another agreement with the same insurance company to purchase a second annuity contract to transfer obligations of $123.3 for additional retirees or their beneficiaries. The pension trust transferred assets to purchase the second annuity contract in October 2016. As a result of the second transfer, we expect to record a settlement loss of approximately $25.0 in the fourth quarter of 2016 to recognize a portion of the unrealized actuarial loss associated with the transferred obligations. We also expect to record a pension corridor charge of approximately $106.0 in the fourth quarter of 2016 in connection with the October plan remeasurement. The corridor charge is primarily a result of a decline in discount rates since the beginning of the year, partially offset by better than expected returns on plan assets. It is possible that we may need to record an additional pension corridor charge at the end of the year if key assumptions change between the October plan remeasurement and the year-end plan remeasurement. In total, we transferred the obligations for approximately 10,000 retirees or their beneficiaries to the insurance company for amounts at similar levels to their associated obligations.

During the third quarter of 2016, we performed a remeasurement of an unfunded supplemental retirement plan and recognized a $4.9 settlement loss as a result of lump sum benefit payments made to retired participants.

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

	September 30, 2016	December 31, 2015
Accrued liabilities	$7.5	$5.6
Other non-current liabilities	40.2	41.1

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. We submitted a Sampling and Analysis Plan (“SAP”) to the EPA on October 25, 2012, and the EPA ultimately approved it on June 27, 2014. We completed Phase I of the SAP and submitted a report to the EPA on December 23, 2014. On March 3, 2016, the EPA indicated its desire to suspend the site investigation associated with the Section 3013 RCRA order until resolution of an enforcement action. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited us to participate in settlement discussions regarding an enforcement action. In April 2015, we executed a tolling agreement with the EPA associated with these claims. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued approximately $1.4 for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.

As previously reported, on July 15, 2009, we and the Pennsylvania Department of Environmental Protection (“PADEP”) entered a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at our former Ambridge Works. Under the terms of the Consent Order, we paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where landfill activities occurred, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. We have accrued approximately $5.6 for the remedial work required under the approved plan and Consent Order. We submitted a National Pollution Discharge Elimination System (“NPDES”) permit application to move to the next work phase. We currently estimate that the remaining work will be completed in 2018, though it may be delayed.

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

As previously reported, on October 17, 2012, the EPA issued an NOV and Notice of Intent to File a Civil Administrative Complaint to our Mansfield Works alleging violations of RCRA primarily for our management of electric arc furnace dust at the facility. On September 21, 2016, a consent agreement was filed resolving this matter for a penalty of $0.05.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works (then a part of Severstal Dearborn, LLC (“Dearborn”)) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Dearborn (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, we filed a motion to dismiss the appeal. Additionally, on December 15, 2014, we filed a motion to dismiss the appeal for lack of jurisdiction. At the conclusion of a hearing on all three motions on February 12, 2015, all three motions were denied. On March 18, 2015, we filed an application for leave to appeal to the Michigan Court of Appeals seeking to overturn the decision of the Circuit Court denying our motion to dismiss for lack of jurisdiction. On August 27, 2015, the Michigan Court of Appeals granted our application for leave to appeal. On July 12, 2016, the Court of Appeals denied our motion. On October 5, 2016, we filed an application with the Michigan Supreme Court for leave to appeal, seeking to overturn the decision of the Michigan Court of Appeals. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs, if any, that we may incur if the appeal causes the permit limits to change, nor can we determine if the costs will be material or when we would incur them.

As previously reported, on August 21, 2014, the SDEIA filed a Complaint under the Michigan Environmental Protection Act (“MEPA”) in the State of Michigan, Wayne County Circuit Case No. 14-010875-CE. The plaintiffs allege that the air emissions from our Dearborn Works are impacting the air, water and other natural resources, as well as the public trust in such resources. The plaintiffs are requesting, among other requested relief, that the court assess and determine the sufficiency of the PTI’s limitations. On October 15, 2014, the court ordered a stay of the proceedings until a final order is issued in Wayne County Circuit Court Case No. 14-008887-AA (discussed above). When the proceedings resume, we will vigorously contest these claims. Until the claims in this Complaint are resolved, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

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

As previously reported, on August 29, 2013, the West Virginia Department of Environmental Protection (“WVDEP”) issued to Mountain State Carbon a renewal NPDES permit for wastewater discharge from the facility to the Ohio River. The new NPDES permit included numerous new, and more stringent, effluent limitations. On October 7, 2013, Mountain State Carbon appealed the permit to the Environmental Quality Board (“EQB”), Appeal No. 13-25-EQB. On February 10, 2016, we reached a partial settlement with WVDEP. On June 3, 2016, we received a favorable ruling from the EQB that required WVDEP to remove the new fecal coliform limits from the discharge permit. In addition, the EQB issued favorable rulings for the two other principal issues, pertaining to selenium and temperature. WVDEP elected not to appeal the EQB’s favorable rulings. Until the permit limits are determined and final, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

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

The number of asbestos cases pending at September 30, 2016, is presented below:

Asbestos Cases Pending at September 30, 2016
Cases with specific dollar claims for damages:
Claims up to $0.2	123
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	133
Cases without a specific dollar claim for damages	208
Total asbestos cases pending	341

(a)	Involve a total of 2,333 plaintiffs and 17,180 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information in the three and nine months ended September 30, 2016 and 2015 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
New Claims Filed	10	18	33	42
Pending Claims Disposed Of	27	30	75	62
Total Amount Paid in Settlements	$0.3	$1.1	$0.7	$1.5

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against us, subject to certain court approvals below. According to that settlement, we agreed to pay

$5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourselves in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. In 2014, we recorded a charge for the amount of the tentative settlement with the direct purchaser plaintiff class and paid that amount into an escrow account, which has now been disbursed in accordance with the order that approved the settlement. At this time, we do not have adequate information available to determine that a loss is probable or to reliably or accurately estimate the potential loss, if any, for the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiffs”). Because we have been unable to determine that a potential loss in this case for the Remaining Plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the Remaining Plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc, we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint in the Second Action, alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015, final judgment. That appeal is fully briefed and oral argument is scheduled for November 1, 2016. On January 20, 2016, we filed a motion to dismiss the amended complaint in the Second Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. Following discovery, on August 17, 2016, we filed a motion for summary judgment on the basis that the claims are precluded by the judgment in the original case. We intend to continue to contest this matter vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

Trade Cases

Corrosion-Resistant Steel

On June 3, 2015, we, along with five other domestic producers, filed anti-dumping (“AD”) and countervailing duty (“CVD”) petitions against imports of corrosion-resistant steel (“CORE”) from China, India, Italy, South Korea and Taiwan. The petitions allege that unfairly traded imports of CORE from those five countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated its investigations on June 24, 2015. On May 25, 2016, the DOC announced its final affirmative determinations that (a) imports of CORE from China, India, Italy, South Korea and Taiwan are being sold at less-than-fair-value and should be subject to final AD duties, and that (b) imports of CORE from China, India, Italy and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the DOC calculated final dumping and subsidy margins as follows:

	Final	Final
Country	Corrosion-Resistant CVD Margins	Corrosion-Resistant AD Margins
China	241.07% – 39.05%	209.97%
India	29.49% – 8.00%	4.43% – 3.05%
Italy	38.51% – 0.00%	92.12% – 12.63%
South Korea	1.19% – 0.00%	47.80% – 8.75%
Taiwan	0.00%	10.34%

On June 24, 2016, the International Trade Commission (“ITC”) determined that the domestic steel industry is materially injured by reason of imports of CORE from China, India, Italy, South Korea and Taiwan that are sold in the United States at less than fair value and that such products are subsidized by the governments of China, India, Italy and South Korea. As a result of the DOC’s and the ITC’s final determinations, importers are required to post cash deposits with the U.S. government on imports of CORE from China, India, Italy, South Korea and Taiwan at the above CVD margins and AD margins. AD and CVD measures remain in effect for a minimum of five years.

Several of the named countries have filed appeals of the final determinations on CORE with the Court of International Trade (“CIT”). We and the other domestic producers intend to oppose all appeals vigorously.

On September 23, 2016, we and other domestic producers made a filing with the DOC asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing CORE into the U.S. market. Our filing requests that the DOC find that imports of Vietnamese CORE that originated in China be subjected to the same AD and CVD duties of shipments of CORE imported directly from China. The DOC must determine whether to initiate an investigation within 45 days of the filing, which would be on or before November 7, 2016. If initiated, we expect that the investigations will take approximately eight to ten months to complete.

Cold-Rolled Steel

On July 28, 2015, we, along with four other domestic producers, filed AD petitions against imports of cold-rolled steel from Brazil, China, India, Japan, the Netherlands, Russia, South Korea and the United Kingdom, as well as CVD petitions against imports of cold-rolled steel from Brazil, China, India, Russia and South Korea. The petitions allege that unfairly traded imports of cold-rolled steel from those eight countries are causing material injury to the domestic industry. On May 17, 2016, the DOC announced its final affirmative determinations that (a) imports of cold-rolled steel from China and Japan are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of cold-rolled steel from China are benefiting from government subsidies and should be subject to CVD duties. On July 21, 2016, the DOC announced its final affirmative determinations that (a) imports of cold-rolled steel from Brazil, India, Russia, South Korea and the United Kingdom are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of cold-rolled steel from Brazil, India, Russia and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the DOC calculated final dumping and subsidy margins as follows (the below chart does not include the margins determined with respect to Russia because the ITC determined that the imports of cold-rolled steel are negligible, as further discussed below):

	Final	Final
Country	Cold-Rolled CVD Margins	Cold-Rolled AD Margins
Brazil	11.31% – 11.09%	35.43% – 19.58%
China	256.44%	265.79%
India	10.00%	7.60%
Japan	NA	71.35%
South Korea	59.72% – 3.89%	34.33% – 6.32%
United Kingdom	NA	25.17% – 5.40%

On June 22, 2016 and September 2, 2016, the ITC announced its final determinations that the domestic steel industry is materially injured by reason of imports of cold-rolled steel from Brazil, China, India, Japan, South Korea and the United Kingdom. The ITC determined that imports of cold-rolled steel from Russia that are sold in the United States at less-than-fair-value and subsidized by the government of Russia are negligible and terminated the investigations as to Russia. However, in October 2016, we and other domestic steel producers filed an appeal with the CIT appealing the ITC’s determination on Russian cold-rolled steel.

As a result of the DOC’s and the ITC’s final determinations, importers are required to post cash deposits with the U.S. government on imports of cold-rolled steel from Brazil, China, India, Japan, South Korea and the United Kingdom at the above CVD margins and AD margins. AD and CVD measures remain in effect for a minimum of five years.

Several of the named countries have filed appeals of the final determinations on cold-rolled steel with the CIT. We and the other domestic producers intend to oppose all appeals vigorously.

On September 27, 2016, we and other domestic producers made a filing with the DOC asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing cold-rolled steel into the U.S. market. Our filing requests that the DOC find that imports of Vietnamese cold-rolled steel that originated in China be subjected to the same AD and CVD duties of shipments of cold-rolled steel imported directly from China. The DOC must determine whether to initiate an investigation within 45 days of the filing, which would be on or before November 14, 2016. If initiated, we expect that the investigations will take approximately eight to ten months to complete.

Hot-Rolled Steel

On August 11, 2015, we, along with five other domestic producers, filed AD petitions against imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom, as well as CVD petitions against imports of hot-rolled steel from Brazil, South Korea and Turkey. The petitions allege that unfairly traded imports of hot-rolled steel from those seven countries are causing material injury to the domestic industry. The DOC initiated its investigations on September 1, 2015. On August 5, 2016, the DOC announced its final affirmative determinations that (a) imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of hot-rolled steel from Brazil and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the DOC calculated final dumping and subsidy margins as follows:

	Final	Final
Country	Hot-Rolled CVD Margins	Hot-Rolled AD Margins
Australia	NA	29.58%
Brazil	11.30% – 11.09%	34.28% – 33.14%
Japan	NA	7.51% – 4.99%
Netherlands	NA	3.73%
South Korea	58.68% – 3.89%	9.49% – 4.61%
Turkey	NA	6.77% – 4.15%
United Kingdom	NA	33.06%

On September 12, 2016 the ITC announced its final determinations that the domestic steel industry is materially injured by reason of imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom. As a result of the DOC’s and the ITC’s final determinations, importers are required to post cash deposits with the U.S. government on imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom at the above CVD margins and AD margins. AD and CVD measures remain in effect for a minimum of five years.

The final determinations on hot-rolled steel have been appealed to the CIT. We and the other domestic producers intend to oppose all appeals vigorously.

Stainless Steel

On February 12, 2016, we, along with three other domestic producers, filed AD and CVD petitions against imports of stainless steel from China. The petitions allege that unfairly traded imports of stainless steel from China are causing material injury to the domestic industry. The DOC initiated its investigations on March 4, 2016. On March 25, 2016, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of stainless steel from China. On June 23, 2016, the DOC preliminarily determined that Chinese producers significantly increased their shipments of products into the U.S. market before the DOC’s preliminary determination of AD and CVD duties and, as such, that critical circumstances exist for imports of certain stainless steel from China. On July 12, 2016, the DOC preliminarily determined that imports of stainless steel from China are benefiting from unfair government subsidies and should be subject to CVD duties. On September 12, 2016, the DOC also preliminarily determined that imports of stainless steel from China are being sold at less-than-fair-value and should be subject to AD duties. The DOC’s critical circumstances preliminary determination also allows the DOC to impose CVD duties on certain stainless steel imports from China retroactively from April 19, 2016 and AD duties retroactively from 90 days prior to the publication of the DOC’s preliminary determination in the Federal Register. The DOC calculated preliminary dumping and subsidy margins as follows:

	Preliminary	Preliminary
Country	Stainless CVD Margins	Stainless AD Margins
China	193.12% – 57.30%	76.64% – 63.86%

As a result of the DOC’s and ITC’s preliminary determinations, importers of stainless steel from China are required to post cash deposits with the U.S. government on imports of stainless steel from at the above CVD margins and AD margins. Preliminary duties will remain in effect until the DOC issues final determinations. We expect the entire investigation to take approximately one year, with final determinations of whether dumping, subsidization and injury have occurred likely issued in the first quarter of 2017.

Grain-Oriented Electrical Steel

On September 18, 2013, we, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of grain-oriented electrical steel (“GOES”) from seven countries. We filed AD petitions against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a CVD petition against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The DOC initiated the cases on October 24, 2013. On November 19, 2013, the ITC made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations for imports of GOES from Germany, Japan and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia and South Korea, and the final dumping determinations on Germany, Japan and Poland, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations). The DOC also reached affirmative preliminary critical circumstances findings for Poland and Russia. The ITC issued its final determination for imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea in separate decisions issued on August 27, 2014 and October 23, 2014. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by those imports. These two ITC decisions nullify the DOC’s preliminary assessment of dumping duties on GOES imports from each of the countries in the filed trade petition, as well as a CVD determination for China. On September 16, 2014, the Petitioners filed an appeal of the ITC’s August 27, 2014 decision to the CIT, and on November 13, 2014, the Petitioners filed an appeal of the ITC’s October 23, 2014 decision to the CIT. The CIT consolidated those two appeals into a single appeal. The parties have fully briefed the appeal and are awaiting the decision by the CIT.

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

NOTE 8 - Stockholders’ Equity

In May 2016, AK Holding issued 59.8 million shares of common stock at $4.40 per share. We received net proceeds of $249.4 after underwriting discounts and other fees. We used the net proceeds from the sale of the common stock to reduce our debt by repaying outstanding borrowings under our Credit Facility.

On September 7, 2016, our stockholders approved an amendment of our Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 300 million to 450 million shares.

NOTE 9 - Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. At our Annual Meeting of Stockholders in May 2016, stockholders approved an increase of 4.8 million shares in the number of shares reserved for issuance under the SIP. We have estimated share-based compensation expense to be $5.7 for 2016. The third quarter and year-to-date information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based Compensation Expense	2016	2015	2016	2015
Stock options	$0.2	$0.1	$0.8	$1.6
Restricted stock	0.3	0.3	1.4	2.9
Restricted stock units issued to Directors	0.3	0.3	1.0	0.9
Performance shares	0.4	0.6	1.2	1.8
Total share-based compensation expense	$1.2	$1.3	$4.4	$7.2

We granted stock options on 623,200 shares during the nine months ended September 30, 2016, with a weighted-average fair value of $1.27 per share of stock option. 15,050 options were exercised in 2016.

We granted restricted stock awards of 613,060 shares during the nine months ended September 30, 2016, at a weighted-average fair value of $1.78 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the nine months ended September 30, 2016 was $1.7.

We granted performance share awards of 484,500 shares during the nine months ended September 30, 2016, with a weighted-average fair value of $1.74 per share.

NOTE 10 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency translation
Balance at beginning of period	$(1.7)	$(1.0)	$(2.1)	$1.0
Other comprehensive income (loss)—foreign currency translation gain (loss)	0.1	—	0.5	(2.0)
Balance at end of period	$(1.6)	$(1.0)	$(1.6)	$(1.0)
Cash flow hedges
Balance at beginning of period	$21.4	$(24.5)	$(34.0)	$(32.2)
Other comprehensive income (loss):
Gains (losses) arising in period	2.4	(27.5)	35.3	(47.0)
Income tax expense (benefit)	(2.9)	—	—	—
Gains (losses) arising in period, net of tax	5.3	(27.5)	35.3	(47.0)
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	(1.4)	14.2	26.3	41.4
Income tax expense (benefit)	(2.3)	—	—	—
Net amount of reclassification of losses (gains) to net income (loss)	0.9	14.2	26.3	41.4
Total other comprehensive income (loss), net of tax	6.2	(13.3)	61.6	(5.6)
Balance at end of period	$27.6	$(37.8)	$27.6	$(37.8)
Unrealized holding gains on securities
Balance at beginning and end of period	$—	$0.4	$—	$0.4
Pension and OPEB plans
Balance at beginning of period	$(165.5)	$(187.3)	$(151.1)	$(173.6)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	(8.9)	—	(8.9)	—
Gains (losses) arising in period	(12.8)	—	(12.8)	—
Subtotal	(21.7)	—	(21.7)	—
Income tax expense	—	—	—	—
Gains (losses) arising in period, net of tax	(21.7)	—	(21.7)	—
Reclassification to net income (loss):
Prior service costs (credits) (b)	(13.5)	(15.1)	(41.1)	(45.2)
Actuarial (gains) losses (b)	11.8	8.2	23.7	24.6
Subtotal	(1.7)	(6.9)	(17.4)	(20.6)
Income tax expense	1.3	—	—	—
Amount of reclassification to net income (loss), net of tax	(3.0)	(6.9)	(17.4)	(20.6)
Total other comprehensive income (loss), net of tax	(24.7)	(6.9)	(39.1)	(20.6)
Balance at end of period	$(190.2)	$(194.2)	$(190.2)	$(194.2)

(a)	Included in cost of products sold.

(b)	Included in pension and OPEB expense (income).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to AK Steel Holding Corporation	$50.9	$6.7	$54.6	$(363.6)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings (loss)	$50.9	$6.7	$54.6	$(363.6)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings (loss) to common stockholders	50.8	6.6	54.4	(362.4)
Common stockholders earnings (loss)—basic and diluted	$50.8	$6.6	$54.4	$(362.4)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	237.5	177.2	210.6	177.1
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	0.9	0.3	0.8	—
Common shares outstanding for diluted earnings per share	238.4	177.5	211.4	177.1

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	0.21	0.04	0.26	(2.05)
Basic and diluted earnings (loss) per share	$0.21	$0.04	$0.26	$(2.05)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.9	3.4	2.3	3.0

NOTE 12 - Variable Interest Entities

SunCoke Middletown

We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $17.9 and $17.5 for the three months ended September 30, 2016 and 2015 and $52.5 and $47.5 for the nine months ended September 30, 2016 and 2015 that was included in our consolidated income (loss) before income taxes.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of common/collective trusts by using the net asset value per share multiplied by the number of shares of the trust investment held as of the measurement date. If we have the ability to redeem our investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, we categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), we adjust our valuations to reflect the counterparty’s valuation assumptions. After validating that the counterparty’s assumptions for implied volatilities reflect independent source’s assumptions, we discount these model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of September 30, 2016, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and less than 6% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

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

Assets and liabilities measured at fair value on a recurring basis are presented below:

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$57.5	$—	$57.5	$56.6	$—	$56.6
Other current assets:
Foreign exchange contracts	—	—	—	—	1.1	1.1
Commodity hedge contracts	—	10.6	10.6	—	0.5	0.5
Other non-current assets:
Commodity hedge contracts	—	3.8	3.8	—	0.3	0.3
Assets measured at fair value	$57.5	$14.4	$71.9	$56.6	$1.9	$58.5

Liabilities measured at fair value
Accrued liabilities:
Commodity hedge contracts	$—	$(6.4)	$(6.4)	$—	$(41.2)	$(41.2)
Other non-current liabilities:
Commodity hedge contracts	—	(2.3)	(2.3)	—	(9.5)	(9.5)
Liabilities measured at fair value	$—	$(8.7)	$(8.7)	$—	$(50.7)	$(50.7)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,083.6)	$(2,083.6)	$—	$(1,573.3)	$(1,573.3)
Carrying amount	—	(2,000.2)	(2,000.2)	—	(2,354.1)	(2,354.1)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at September 30, 2016 and December 31, 2015.

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

All commodity derivatives are recognized as an asset or liability at fair value. We record the effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize earnings for the associated underlying transaction. We recognize gains and losses on these designated derivatives arising from either hedge ineffectiveness or from components excluded from the assessment of effectiveness in current earnings under cost of products sold. We record all gains or losses from derivatives for which hedge accounting treatment has not been elected to earnings on a current basis in cost of products sold. We have provided $1.6 of collateral to counterparties under collateral funding arrangements as of September 30, 2016.

Outstanding commodity price swaps and options and forward foreign exchange contracts are presented below:

Commodity	September 30, 2016	December 31, 2015
Nickel (in lbs)	—	164,800
Natural gas (in MMBTUs)	41,738,000	36,972,500
Zinc (in lbs)	41,050,000	54,173,800
Iron ore (in metric tons)	2,170,000	2,795,000
Electricity (in MWHs)	1,147,000	1,386,400
Foreign exchange contracts (in euros)	€6,550,000	€55,500,000

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$4.4	$0.3
Other noncurrent assets—commodity contracts	2.2	0.3
Accrued liabilities—commodity contracts	(5.5)	(40.9)
Other non-current liabilities—commodity contracts	(2.2)	(9.5)
Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	1.1
Commodity contracts	6.2	0.2
Other noncurrent assets—commodity contracts	1.6	—
Accrued liabilities—commodity contracts	(0.9)	(0.3)
Other noncurrent liabilities—commodity contracts	(0.1)	—

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss)	2016	2015	2016	2015
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$1.4	$(14.2)	$(26.3)	$(41.4)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(3.7)	(3.1)	(13.4)	(17.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.2)	0.3	(1.0)	(1.1)
Commodity contracts:
Recognized in net sales	—	0.3	—	2.1
Recognized in cost of products sold	3.9	(0.3)	3.4	(1.8)

The termination of the pellet offtake agreement with Magnetation and entry into the Settlement Agreement will affect the future accounting treatment of our existing iron ore derivatives contracts. We previously designated certain derivative contracts as cash flow hedges on a portion of the Magnetation iron ore purchases. As a result of the entry into the Settlement Agreement, we discontinued designating those derivatives contracts as hedging instruments and reclassified $1.7 of gains from accumulated other comprehensive income into cost of products sold in the third quarter of 2016. For future periods, we will immediately recognize future changes in the fair value of the derivative contracts in earnings when the change occurs, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	October 2016 to October 2018	$4.9
Zinc	October 2016 to September 2018	2.9
Electricity	October 2016 to December 2017	(1.2)

NOTE 15 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Nine Months Ended September 30,
	2016	2015
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$82.7	$87.4
Income taxes	(2.6)	0.2

Included in net cash flows from operations was cash provided by SunCoke Middletown of $68.0 and $68.2 for the nine months ended September 30, 2016 and 2015. Consolidated cash and cash equivalents at September 30, 2016 and December 31, 2015, include SunCoke Middletown’s cash and cash equivalents of $12.2 and $7.6. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the nine months ended September 30, 2016 and 2015, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the consolidated statements of cash flows until paid. We have included costs incurred by the owner-lessor of the Research and Innovation Center in property, plant and equipment and as a capital lease in the condensed consolidated balance sheets as of September 30, 2016, which represents a non-cash transaction for us. We also granted restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Nine Months Ended September 30,
	2016	2015
Capital investments	$42.7	$26.1
Research and Innovation Center capital lease	21.6	—
Issuance of restricted stock and restricted stock units	2.0	4.1

NOTE 16 - Union Contracts

In the third quarter of 2016, members of the United Auto Workers, Local 3303, ratified a labor agreement covering approximately 1,205 employees at Butler Works. The new agreement is scheduled to expire on April 1, 2019.

An agreement with the United Auto Workers, Local 600, which represents approximately 1,160 employees at Dearborn Works, is scheduled to expire on March 31, 2017. An agreement with the United Steelworkers, Local 169, which represents approximately 300 employees at Mansfield Works, is scheduled to expire on March 31, 2017. An agreement with the United Auto Workers, Local 3044, that governs approximately 187 production employees at Rockport Works, is scheduled to expire on September 30, 2017. We are currently negotiating with the United Auto Workers, Local 3044, the terms to add approximately 134 maintenance employees to the existing collective bargaining agreement.

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

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Topic 842 is effective for annual reporting periods beginning after December 15, 2018. We are currently evaluating the effect of the adoption of Topic 842 on our financial position and results of operations.

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

NOTE 18 - Supplementary Guarantor Information

AK Steel’s 7.50% Senior Secured Notes due July 2023, 7.625% Senior Notes due May 2020, 7.625% Senior Notes due October 2021 and 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. In July 2016, we designated our 100%-owned subsidiary, Mountain State Carbon, as an additional guarantor subsidiary of the Senior Notes. Under the terms of the indentures, AK Holding and the guarantor subsidiaries (AK Steel’s 100%-owned subsidiaries, AK Tube, AK Properties and Mountain State Carbon) each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,406.5	$63.1	$101.4	$(118.1)	$1,452.9
Cost of products sold (exclusive of items shown separately below)	—	1,182.0	45.1	72.6	(105.6)	1,194.1
Selling and administrative expenses (exclusive of items shown separately below)	1.1	81.2	3.2	5.2	(10.7)	80.0
Depreciation	—	46.2	2.1	5.4	—	53.7
Pension and OPEB expense (income)	—	(5.7)	—	—	—	(5.7)
Total operating costs	1.1	1,303.7	50.4	83.2	(116.3)	1,322.1
Operating profit (loss)	(1.1)	102.8	12.7	18.2	(1.8)	130.8
Interest expense	—	39.8	—	0.5	—	40.3
Other income (expense)	—	(10.3)	2.0	1.3	—	(7.0)
Income (loss) before income taxes	(1.1)	52.7	14.7	19.0	(1.8)	83.5
Income tax expense (benefit)	—	9.4	5.5	0.4	(0.7)	14.6
Equity in net income (loss) of subsidiaries	52.0	8.7	—	(0.1)	(60.6)	—
Net income (loss)	50.9	52.0	9.2	18.5	(61.7)	68.9
Less: Net income attributable to noncontrolling interests	—	—	—	18.0	—	18.0
Net income (loss) attributable to AK Steel Holding Corporation	50.9	52.0	9.2	0.5	(61.7)	50.9
Other comprehensive income (loss)	(18.4)	(18.4)	—	0.1	18.3	(18.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$32.5	$33.6	$9.2	$0.6	$(43.4)	$32.5

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,660.9	$64.1	$140.1	$(155.2)	$1,709.9
Cost of products sold (exclusive of items shown separately below)	—	1,510.7	41.8	112.8	(140.9)	1,524.4
Selling and administrative expenses (exclusive of items shown separately below)	0.9	68.4	3.3	5.7	(12.6)	65.7
Depreciation	—	48.3	2.0	5.2	—	55.5
Pension and OPEB expense (income)	—	(15.9)	—	—	—	(15.9)
Total operating costs	0.9	1,611.5	47.1	123.7	(153.5)	1,629.7
Operating profit (loss)	(0.9)	49.4	17.0	16.4	(1.7)	80.2
Interest expense	—	42.5	—	0.5	—	43.0
Other income (expense)	—	1.0	1.7	1.6	—	4.3
Income (loss) before income taxes	(0.9)	7.9	18.7	17.5	(1.7)	41.5
Income tax expense (benefit)	—	10.4	7.5	(0.1)	(0.6)	17.2
Equity in net income (loss) of subsidiaries	7.6	10.1	—	0.1	(17.8)	—
Net income (loss)	6.7	7.6	11.2	17.7	(18.9)	24.3
Less: Net income attributable to noncontrolling interests	—	—	—	17.6	—	17.6
Net income (loss) attributable to AK Steel Holding Corporation	6.7	7.6	11.2	0.1	(18.9)	6.7
Other comprehensive income (loss)	(20.2)	(20.2)	—	—	20.2	(20.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(13.5)	$(12.6)	$11.2	$0.1	$1.3	$(13.5)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,311.5	$189.0	$321.0	$(357.6)	$4,463.9
Cost of products sold (exclusive of items shown separately below)	—	3,838.8	131.2	235.3	(320.7)	3,884.6
Selling and administrative expenses (exclusive of items shown separately below)	3.8	208.4	9.8	16.7	(33.0)	205.7
Depreciation	—	139.5	6.0	16.2	—	161.7
Pension and OPEB expense (income)	—	(29.5)	—	—	—	(29.5)
Total operating costs	3.8	4,157.2	147.0	268.2	(353.7)	4,222.5
Operating profit (loss)	(3.8)	154.3	42.0	52.8	(3.9)	241.4
Interest expense	—	123.2	—	1.3	—	124.5
Other income (expense)	—	(19.5)	6.0	7.9	—	(5.6)
Income (loss) before income taxes	(3.8)	11.6	48.0	59.4	(3.9)	111.3
Income tax expense (benefit)	—	(15.3)	18.2	2.7	(1.5)	4.1
Equity in net income (loss) of subsidiaries	58.4	31.5	—	—	(89.9)	—
Net income (loss)	54.6	58.4	29.8	56.7	(92.3)	107.2
Less: Net income attributable to noncontrolling interests	—	—	—	52.6	—	52.6
Net income (loss) attributable to AK Steel Holding Corporation	54.6	58.4	29.8	4.1	(92.3)	54.6
Other comprehensive income (loss)	23.0	23.0	—	0.5	(23.5)	23.0
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$77.6	$81.4	$29.8	$4.6	$(115.8)	$77.6

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,002.7	$196.3	$399.2	$(448.0)	$5,150.2
Cost of products sold (exclusive of items shown separately below)	—	4,676.3	126.5	318.9	(409.5)	4,712.2
Selling and administrative expenses (exclusive of items shown separately below)	4.0	204.6	10.2	17.6	(38.0)	198.4
Depreciation	—	145.2	5.8	15.6	—	166.6
Pension and OPEB expense (income)	—	(48.1)	—	—	—	(48.1)
Total operating costs	4.0	4,978.0	142.5	352.1	(447.5)	5,029.1
Operating profit (loss)	(4.0)	24.7	53.8	47.1	(0.5)	121.1
Interest expense	—	128.9	—	1.5	—	130.4
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Other income (expense)	—	(3.2)	4.9	(12.6)	—	(10.9)
Income (loss) before income taxes	(4.0)	(107.4)	58.7	(223.3)	(0.5)	(276.5)
Income tax expense (benefit)	—	22.2	23.5	(6.0)	(0.2)	39.5
Equity in net income (loss) of subsidiaries	(359.6)	(230.0)	—	0.5	589.1	—
Net income (loss)	(363.6)	(359.6)	35.2	(216.8)	588.8	(316.0)
Less: Net income attributable to noncontrolling interests	—	—	—	47.6	—	47.6
Net income (loss) attributable to AK Steel Holding Corporation	(363.6)	(359.6)	35.2	(264.4)	588.8	(363.6)
Other comprehensive income (loss)	(28.2)	(28.2)	—	(2.0)	30.2	(28.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(391.8)	$(387.8)	$35.2	$(266.4)	$619.0	$(391.8)

Condensed Consolidated Balance Sheets
September 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$16.8	$5.1	$35.6	$—	$57.5
Accounts receivable, net	—	448.9	31.6	21.6	(13.1)	489.0
Inventory, net	—	1,020.5	39.7	42.2	(14.0)	1,088.4
Other current assets	—	62.9	0.6	2.6	—	66.1
Total current assets	—	1,549.1	77.0	102.0	(27.1)	1,701.0
Property, plant and equipment	—	5,857.4	173.5	534.4	—	6,565.3
Accumulated depreciation	—	(4,354.8)	(86.3)	(96.6)	—	(4,537.7)
Property, plant and equipment, net	—	1,502.6	87.2	437.8	—	2,027.6
Investment in subsidiaries	(3,184.1)	1,400.6	—	68.3	1,715.2	—
Inter-company accounts	2,537.5	(3,618.1)	1,455.8	(461.5)	86.3	—
Other non-current assets	—	122.1	33.0	37.1	—	192.2
TOTAL ASSETS	$(646.6)	$956.3	$1,653.0	$183.7	$1,774.4	$3,920.8
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$607.8	$14.9	$17.2	$(0.4)	$639.5
Accrued liabilities	—	229.6	6.0	13.1	—	248.7
Current portion of pension and other postretirement benefit obligations	—	45.9	—	0.3	—	46.2
Total current liabilities	—	883.3	20.9	30.6	(0.4)	934.4
Non-current liabilities:
Long-term debt	—	2,000.2	—	—	—	2,000.2
Pension and other postretirement benefit obligations	—	1,127.7	—	3.3	—	1,131.0
Other non-current liabilities	—	129.2	0.9	0.3	—	130.4
TOTAL LIABILITIES	—	4,140.4	21.8	34.2	(0.4)	4,196.0
Equity (deficit):
Total stockholders’ equity (deficit)	(646.6)	(3,184.1)	1,631.2	(221.9)	1,774.8	(646.6)
Noncontrolling interests	—	—	—	371.4	—	371.4
TOTAL EQUITY (DEFICIT)	(646.6)	(3,184.1)	1,631.2	149.5	1,774.8	(275.2)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(646.6)	$956.3	$1,653.0	$183.7	$1,774.4	$3,920.8

Condensed Consolidated Balance Sheets
December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.0	$5.7	$23.9	$—	$56.6
Accounts receivable, net	—	411.9	26.3	29.2	(22.5)	444.9
Inventory, net	—	1,149.6	39.7	47.0	(10.0)	1,226.3
Other current assets	—	75.6	0.3	2.5	—	78.4
Total current assets	—	1,664.1	72.0	102.6	(32.5)	1,806.2
Property, plant and equipment	—	5,763.8	168.6	533.6	—	6,466.0
Accumulated depreciation	—	(4,218.0)	(80.3)	(81.2)	—	(4,379.5)
Property, plant and equipment, net	—	1,545.8	88.3	452.4	—	2,086.5
Investment in subsidiaries	(3,541.0)	1,346.0	—	68.2	2,126.8	—
Inter-company accounts	2,563.4	(3,600.9)	1,398.1	(453.5)	92.9	—
Other non-current assets	—	125.6	33.0	33.1	—	191.7
TOTAL ASSETS	$(977.6)	$1,080.6	$1,591.4	$202.8	$2,187.2	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$669.0	$11.7	$23.7	$(1.0)	$703.4
Accrued liabilities	—	242.3	6.5	12.7	—	261.5
Current portion of pension and other postretirement benefit obligations	—	77.3	—	0.4	—	77.7
Total current liabilities	—	988.6	18.2	36.8	(1.0)	1,042.6
Non-current liabilities:
Long-term debt	—	2,354.1	—	—	—	2,354.1
Pension and other postretirement benefit obligations	—	1,143.6	—	3.3	—	1,146.9
Other non-current liabilities	—	135.3	0.9	0.2	—	136.4
TOTAL LIABILITIES	—	4,621.6	19.1	40.3	(1.0)	4,680.0
Equity (deficit):
Total stockholders’ equity (deficit)	(977.6)	(3,541.0)	1,572.3	(219.5)	2,188.2	(977.6)
Noncontrolling interests	—	—	—	382.0	—	382.0
TOTAL EQUITY (DEFICIT)	(977.6)	(3,541.0)	1,572.3	162.5	2,188.2	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(977.6)	$1,080.6	$1,591.4	$202.8	$2,187.2	$4,084.4

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.8)	$190.6	$33.4	$73.9	$(7.2)	$287.9
Cash flows from investing activities:
Capital investments	—	(74.5)	(5.4)	(2.0)	—	(81.9)
Other investing items, net	—	0.2	—	2.0	—	2.2
Net cash flows from investing activities	—	(74.3)	(5.4)	—	—	(79.7)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(360.0)	—	—	—	(360.0)
Proceeds from issuance of long-term debt	—	380.0	—	—	—	380.0
Redemption of long-term debt	—	(392.8)	—	—	—	(392.8)
Proceeds from issuance of common stock	249.4	—	—	—	—	249.4
Debt issuance costs	—	(20.4)	—	—	—	(20.4)
Inter-company activity	(246.2)	266.6	(28.6)	1.0	7.2	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(63.2)	—	(63.2)
Other financing items, net	(0.4)	0.1	—	—	—	(0.3)
Net cash flows from financing activities	2.8	(126.5)	(28.6)	(62.2)	7.2	(207.3)
Net increase (decrease) in cash and cash equivalents	—	(10.2)	(0.6)	11.7	—	0.9
Cash and equivalents, beginning of period	—	27.0	5.7	23.9	—	56.6
Cash and equivalents, end of period	$—	$16.8	$5.1	$35.6	$—	$57.5

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.1)	$92.9	$28.9	$67.1	$14.3	$200.1
Cash flows from investing activities:
Capital investments	—	(64.3)	(3.8)	(2.9)	—	(71.0)
Proceeds from sale of equity investee	—	25.0	—	—	—	25.0
Other investing items, net	—	1.8	—	(0.3)	—	1.5
Net cash flows from investing activities	—	(37.5)	(3.8)	(3.2)	—	(44.5)
Cash flows from financing activities:
Net borrowings under credit facility	—	(55.0)	—	—	—	(55.0)
Redemption of long-term debt	—	(10.1)	—	—	—	(10.1)
Inter-company activity	4.1	31.5	(27.3)	6.0	(14.3)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(69.7)	—	(69.7)
Other financing items, net	(1.0)	—	—	—	—	(1.0)
Net cash flows from financing activities	3.1	(33.6)	(27.3)	(63.7)	(14.3)	(135.8)
Net increase (decrease) in cash and cash equivalents	—	21.8	(2.2)	0.2	—	19.8
Cash and equivalents, beginning of period	—	28.5	4.5	37.2	—	70.2
Cash and equivalents, end of period	$—	$50.3	$2.3	$37.4	$—	$90.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

Our primary operations include eight steelmaking and finishing plants, two coke plants and two tube manufacturing operations across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that we sell in sheet and strip form, as well as carbon and stainless steel that we finish into welded steel tubing. We sell these products to our customers in three primary markets: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters. We sell carbon steel products principally to domestic customers and electrical and stainless steel products both domestically and internationally. We also produce welded carbon and stainless steel tubing used in the automotive, large truck, industrial and construction markets. In the third quarter of 2016, we began operating a new tube manufacturing facility in Mexico. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

Overview

Selling higher-value carbon, stainless and electrical steels, optimizing our operational footprint, realizing the effects of lower raw material costs and improved carbon steel spot market pricing produced higher margins in the third quarter of 2016. Our net income and adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) each increased substantially for the third quarter of 2016 from the third quarter of 2015. We generated net income of $50.9, or $0.21 per diluted share of common stock, in the third quarter of 2016, as compared to net income of $6.7, or $0.04 per diluted share in the third quarter of 2015. We reported adjusted EBITDA of $156.6, or 10.8% of net sales, for the third quarter of 2016, compared to adjusted EBITDA of $120.0, or 7.0% of net sales, for the third quarter of 2015.

Largely as a result of our decision to reduce our exposure to the commodity spot markets, shipments for the third quarter of 2016 declined 24% to 1,425,900 tons from the same quarter a year ago. The decrease in shipments was primarily in the distributors and converters market, which declined by 53% in the third quarter of 2016 compared to the third quarter of 2015. Reducing our participation in the commodity steel markets helped us to achieve a higher average selling price, which increased 11% to $1,016 per ton in the recent third quarter compared to the year ago third quarter. The benefits of selling a higher-value product mix and capturing higher carbon steel spot market prices were partly offset by lower year-over-year pricing in our automotive contracts. The decrease in shipments and lower automotive contract pricing caused net sales for the third quarter of 2016 to decline 15% to $1,452.9, compared to net sales of $1,709.9 for the third quarter of 2015.

Costs for natural gas and raw materials, especially iron ore pellets, coke and scrap, in the third quarter of 2016 were favorable to the third quarter of 2015. This benefit was slightly offset by a lower LIFO credit of $24.2 in the third quarter of 2016, compared to a LIFO credit of $44.8 in the third quarter of 2015. The net benefit of these actions resulted in higher adjusted EBITDA in the third quarter of 2016 compared to the third quarter of 2015.

We ended the third quarter of 2016 with total liquidity of $1,078.6, consisting of cash and cash equivalents and $1,034.4 of availability under our revolving credit facility (the “Credit Facility”), a significant improvement from total liquidity of $700.2 at December 31, 2015.

During the third quarter of 2016, we successfully concluded the anti-dumping (“AD”) and countervailing duty (“CVD”) cases that we and other major domestic steel producers initiated over a year ago against imports of corrosion-resistant, cold-rolled and hot-rolled carbon steel products from multiple foreign countries. During the third quarter, the International Trade Commission (“ITC”) issued the last of its final determinations that the domestic steel industry has been materially injured by imports of these steel products from the countries named in the petitions. As a result, the final duties determined by the United States Department of Commerce (“DOC”), which in some cases exceed 400% for combined AD and CVD duties, will remain in effect for a minimum of five years. Also, in late September 2016, we and other domestic producers made filings with the DOC asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties against corrosion-resistant and cold-rolled carbon steel by transshipping Chinese steel through Vietnam for minor processing before importing final steel products into the U.S. market. Our filings request that the DOC find that imports of Vietnamese corrosion-resistant and cold-rolled steel that originated in China be subjected to the same AD and CVD duties of shipments of those steel products imported directly from China. We expect the DOC to determine whether to initiate these investigations in November 2016.

On the stainless steel front, the AD and CVD cases that we and other domestic producers filed against China continue to progress. The DOC has made preliminary affirmative determination that imports of Chinese stainless steel are benefiting from government subsidies and are being sold for less than fair value. As such, the DOC has assessed preliminary CVD duties ranging from 57.30% to 193.12% and preliminary AD duties ranging from 63.86% to 76.64%.

For further discussion on the trade cases, see Note 7 to the condensed consolidated financial statements.

Steel Shipments

Total shipments were 1,425,900 tons and 1,871,200 tons for the three months ended September 30, 2016, and 2015. Total shipments were 4,639,600 tons and 5,433,400 tons for the nine months ended September 30, 2016, and 2015. The following table shows net shipments by product:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	212.2	14.9%	216.1	11.5%	663.1	14.3%	667.0	12.3%
Coated	758.1	53.2	883.4	47.2	2,414.6	52.0	2,493.2	45.9
Cold-rolled	219.3	15.4	344.6	18.4	777.9	16.8	998.2	18.4
Tubular	28.0	1.9	28.8	1.6	88.7	1.9	87.9	1.6
Subtotal value-added shipments	1,217.6	85.4	1,472.9	78.7	3,944.3	85.0	4,246.3	78.2
Non Value-added Shipments
Hot-rolled	168.7	11.8	354.0	18.9	573.0	12.4	1,046.1	19.2
Secondary	39.6	2.8	44.3	2.4	122.3	2.6	141.0	2.6
Subtotal non value-added shipments	208.3	14.6	398.3	21.3	695.3	15.0	1,187.1	21.8
Total shipments	1,425.9	100.0%	1,871.2	100.0%	4,639.6	100.0%	5,433.4	100.0%

Net Sales

Net sales for the three months ended September 30, 2016 of $1,452.9 were 15% lower than net sales of $1,709.9 for the three months ended September 30, 2015. Net sales for the nine months ended September 30, 2016 of $4,463.9 were 13% lower than net sales of $5,150.2 for the nine months ended September 30, 2015. However, an improved product mix of higher-value steels resulted in an average selling price that increased 11% to $1,016 in the third quarter of 2016 from $912 in the third quarter of 2015. The average selling price for the nine months ended September 30, 2016 of $960 per ton was 1% higher than our average selling price of $947 per ton for the nine months ended September 30, 2015, reflecting our focus on producing and selling higher-value carbon, stainless and electrical steels, partially offset by lower year-over-year pricing for the automotive and spot markets.

We shipped approximately 91% of our flat-rolled steel products in the nine months ended September 30, 2016 to contract customers, with the balance to customers in the spot market. We have contracts with all of our major automotive and most of our infrastructure and manufacturing market customers. These contracts include prices for each product during contract periods, which are generally one year or less. In the three and nine months ended September 30, 2016, approximately half of our shipments to contract customers were fixed price contracts and the other half contained variable-pricing mechanisms during the contract period. For carbon steel contracts containing variable-pricing mechanisms, roughly half of the shipments are based on certain steel market indices, while the other half are based on input cost changes, with resulting adjustments typically occurring at three- or six-month intervals. All shipments under stainless and electrical steel contracts include monthly price adjustments based on raw material surcharges.

Net sales to customers outside the United States for the three and nine months ended September 30, 2016 were $154.2 and $504.0, compared to $216.4 and $648.4 for the corresponding periods in 2015, primarily due to lower carbon steel shipments to Canada and lower electrical steel shipments.

The following table presents the percentage of our net sales to each of our markets:

	Nine Months Ended September 30,
Market	2016	2015
Automotive	67%	58%
Infrastructure and Manufacturing	16%	16%
Distributors and Converters	17%	26%

Cost of Products Sold

Cost of products sold were $1,194.1 and $3,884.6 for the three and nine months ended September 30, 2016, a decline from $1,524.4 and $4,712.2 for the three and nine months ended September 30, 2015, principally due to lower shipment levels, structural operational improvements, and lower raw material and energy costs. Cost of products sold as a percentage of sales improved to 82.2% and 87.0% for the three and nine months ended September 30, 2016, from 89.2% and 91.5% for the corresponding periods in 2015. We recorded LIFO credits of $24.2 and $15.8 for the three and nine months ended September 30, 2016, compared to LIFO credits of $44.8 and $96.7 for the corresponding periods in 2015. The LIFO credits in 2016 reflect the declines in raw material costs. Planned maintenance outage costs were $16.9 and $40.0 in the three and nine months ended September 30, 2016, compared to $11.8 and $43.6 for the corresponding periods in 2015.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2016 were $80.0 and $205.7, compared to $65.7 and $198.4 for the corresponding periods in 2015. The increases were due primarily to an increase for employee incentive compensation, partially offset by ongoing cost reduction efforts that continued throughout the nine months ended September 30, 2016.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2016 was $53.7 and $161.7, compared to $55.5 and $166.6 for the three and nine months ended September 30, 2015.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income was $5.7 and $29.5 for the three and nine months ended September 30, 2016, compared to $15.9 and $48.1 for the corresponding periods in 2015. The decrease in income was principally a result of lower pension assets and related expected returns on assets.

Operating Profit

Operating profit was $130.8 and $241.4 for the three and nine months ended September 30, 2016, compared to $80.2 and $121.1 for the three and nine months ended September 30, 2015. Included in operating profit was $17.9 and $52.5 related to SunCoke Middletown for the three and nine months ended September 30, 2016, compared to $17.5 and $47.5 for the corresponding periods in 2015. Overall, we adjusted our operations to support a higher margin product mix, with fewer tons shipped but at a higher average selling price.

Interest Expense

Interest expense for the three and nine months ended September 30, 2016 was $40.3 and $124.5, compared to $43.0 and $130.4 for the same periods in 2015. The decreases from 2015 were primarily related to lower debt obligations in 2016.

Impairment of Magnetation Investment

For the nine months ended September 30, 2015, we recognized a non-cash impairment charge of $256.3 to write off our investment in Magnetation. For further discussion, see the Magnetation section below and Note 3 to the condensed consolidated financial statements.

Other Income (Expense)

Other income (expense) was $(7.0) and $(5.6) for the three and nine months ended September 30, 2016, compared to other income (expense) of $4.3 and $(10.9) for the three and nine months ended September 30, 2015. We incurred gains (losses) on the retirement of debt of $(6.8) and $(9.4) for the three and nine months ended September 30, 2016, and $4.3 and $4.7 for the three and nine months ended September 30, 2015. Also, included in other income (expense) for the nine months ended September 30, 2015 was our share of loss for Magnetation of $16.3. The results of operations since the first quarter of 2015 do not include any income or losses of Magnetation since we reduced our basis in the Magnetation investment to zero as of March 31, 2015.

Income Tax Expense

We used the discrete method to estimate income tax expense of $14.6 and $4.1 for the three and nine months ended September 30, 2016, compared to $17.2 and $39.5 for the three and nine months ended September 30, 2015. Income taxes are based on our actual year-to-date financial results through September 30, 2016 and 2015, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate for 2016 with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income, the expected change in the valuation allowance and the projected change in value of our identified tax-planning strategy, which is based on costs for raw materials and their impact on LIFO income. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance and tax planning strategy, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. We estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy. In addition, the change in valuation allowance for the nine months ended September 30, 2016 includes a $5.1 benefit related to the effect of the Protecting American Taxpayers and Homeowners (PATH) Act, which allows for the realizability of certain alternative minimum tax credits.

Net Income (Loss) and Adjusted Net Income (Loss)

As a result of the various factors and conditions described above, we reported net income of $50.9, or $0.21 per diluted share, for the three months ended September 30, 2016, compared to net income of $6.7, or $0.04 per diluted share, for the three months ended September 30, 2015. We reported net income of $54.6, or $0.26 per diluted share, for the nine months ended September 30, 2016, compared to a net loss of $363.6, or $2.05 per diluted share, for the nine months ended September 30, 2015. Included in the results for the nine months ended September 30, 2015, was an impairment charge of $256.3 million, or $1.44 per diluted share, to fully impair our investment in Magnetation.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $156.6, or 10.8% of net sales, for the three months ended September 30, 2016, was higher than the adjusted EBITDA of $120.0, or 7.0% of net sales, for the three months ended September 30, 2015. Adjusted EBITDA of $337.0, or 7.5% of net sales, for the nine months ended September 30, 2016, was also up significantly from adjusted EBITDA of $225.1, or 4.4% of net sales, for the nine months ended September 30, 2015.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to AK Holding	$50.9	$6.7	$54.6	$(363.6)
Net income attributable to noncontrolling interests	18.0	17.6	52.6	47.6
Income tax expense (benefit)	14.6	17.2	4.1	39.5
Interest expense	40.3	43.0	124.5	130.4
Interest income	(0.3)	(0.3)	(1.2)	(0.9)
Depreciation	53.7	55.5	161.7	166.6
Amortization	1.1	1.5	4.2	7.5
EBITDA	178.3	141.2	400.5	27.1
Less: EBITDA of noncontrolling interests (a)	21.7	21.2	63.5	58.3
Impairment of Magnetation investment	—	—	—	256.3
Adjusted EBITDA	$156.6	$120.0	$337.0	$225.1
Adjusted EBITDA margin	10.8%	7.0%	7.5%	4.4%

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to noncontrolling interests	$18.0	$17.6	$52.6	$47.6
Depreciation	3.7	3.6	10.9	10.7
EBITDA of noncontrolling interests	$21.7	$21.2	$63.5	$58.3

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our fourth quarter 2016 outlook. Those factors include the following:

1.	We expect relatively flat shipment levels overall in the fourth quarter compared to the third quarter of 2016.

2.
We currently estimate that the average selling price will be modestly lower than the third quarter. The decline in average selling price primarily reflects the impact on our business from the recent decline in carbon spot market pricing, lower pricing from customer contracts that are impacted by spot market indices and a slightly higher mix of shipments to the carbon spot market.

3.
We currently expect raw material costs at year end to decline from third quarter levels. Changes in expected raw material costs on our expected inventory levels at year end will affect our adjustments to LIFO in the fourth quarter. Accordingly, we anticipate a lower LIFO credit than we incurred in the third quarter.

4.
Maintenance outage costs are expected to be approximately $25.0, primarily due to maintenance at the Dearborn Works and Butler Works melt shops and the outage at the Dearborn Works galvanizing line to install new equipment that will enhance our high-strength carbon steel production capabilities.

5.	As a result of these factors, we expect adjusted EBITDA margins to be similar to or slightly better than the second quarter and lower than the third quarter.

6.
In connection with the approval of the Magnetation Settlement Agreement, we expect to recognize a charge in the fourth quarter of 2016 for the $36.6 Termination Payment to the bankruptcy estate and a charge in the range of $15.0 to $35.0 for the present value of remaining obligations under contracts with other third parties to transport pellets to our facilities. The actual payments for these contracts will be made over the next 12.5 years. We are working on actions to mitigate our expense for these contracts, but can give no assurance that we will be successful. We currently anticipate that the financial benefits from cost savings and cost avoidance, including savings resulting from lower pricing of replacement iron ore pellets from other suppliers, will partially offset the Termination Payment in 2016 and fully offset it by the end of 2017.

7.
We expect to record a pension settlement loss of approximately $25.0 in the fourth quarter of 2016 to recognize a portion of the unrealized actuarial loss related to our purchase of annuity contracts with an insurance company to transfer obligations for approximately 10,000 retirees or their beneficiaries receiving pension payments. We also expect to record a pension corridor charge of approximately $106.0 in the fourth quarter of 2016 in connection with the October remeasurement of the plan. The corridor charge is primarily a result of a decline in discount rates since the beginning of the year, partially offset by better than expected returns on plan assets. It is possible that we may need to record an additional pension corridor charge at the end of the year if key assumptions change between the October plan remeasurement and the year-end remeasurement. Under our method of accounting for pension and other postretirement benefit plans, we recognize into income, typically as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). These corridor charges are driven mainly by changes in assumptions and by events and circumstances beyond our control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience. In any given year, we are unable to reliably forecast or predict whether we will incur corridor charges or, if we do, what the magnitude of those charges will be.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. There are many other factors that could significantly affect our fourth quarter and full year 2016 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers, suppliers and competitors. Therefore, our outlook may change as a result of those and other factors.

Liquidity and Capital Resources

At September 30, 2016, we had total liquidity of $1,078.6, consisting of $44.2 of cash and cash equivalents and $1,034.4 of availability under the Credit Facility. At September 30, 2016, our eligible collateral, after application of advance rates, was $1,294.9. At September 30, 2016, we had outstanding borrowings of $190.0 from the Credit Facility, and $70.5 of outstanding letters of credit that further reduced availability. During the nine months ended September 30, 2016, our borrowings from the Credit Facility ranged from $135.0 to $665.0, with outstanding borrowings averaging $361.7 per day. We expect to use the Credit Facility as necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $57.5 at September 30, 2016, includes $13.3 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments by internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we would need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we have $1,034.4 of availability under our Credit Facility. In addition, we regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions to be favorable. We have no scheduled debt maturities until November 2019, when our $150.0 of 5.0% Exchangeable Senior Notes (the “Exchangeable Notes”) are due. In addition, our Credit Facility does not expire until March 2019, when we would need to repay or refinance any amounts outstanding under it. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

Cash from operations totaled $287.9 for the nine months ended September 30, 2016. This total included cash generated by SunCoke Middletown of $68.0, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash from inventory of $137.9, partially offset by an increase in accounts receivable and decreases in accounts payable.

Investing and Financing Activities

As previously disclosed, from time to time we may consider utilizing capital market transactions, including issuing additional equity, as part of our efforts to reduce our leverage. As part of our strategy to reduce debt levels, we issued 59.8 million shares of common stock at $4.40 per share in the second quarter of 2016. We used net proceeds of $249.4 to reduce outstanding borrowings under the Credit Facility. To refinance near-term maturities, we issued $380.0 in principal amount of 7.50% senior secured notes due 2023 and repaid $251.7 in principal amount of the existing senior secured notes due 2018 (the “Old Notes”) through a tender offer in the second quarter of 2016. We subsequently called, repaid and retired the remaining $128.3 in principal of the Old Notes in the third quarter of 2016. To expand our flexibility with equity, on September 7, 2016, our shareholders approved the amendment of our Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 300 million to 450 million.

During the nine months ended September 30, 2016, net cash used for investing activities totaled $79.7, primarily due to capital investments of $81.9. We anticipate 2016 capital investments of $125.0 to $140.0, with approximately $50.0 of those investments targeted to growth, innovation and margin enhancement initiatives. We expect to fund these investments from cash we generate from operations and from borrowings under our Credit Facility. In addition, we are nearing the completion of our new $36.0 Research and Innovation Center, for which the majority of the cost will be financed through a capital lease.

During the nine months ended September 30, 2016, cash used by financing activities totaled $207.3. This consisted primarily of using $249.4 of net proceeds from the common stock issuance and cash flows from operations to decrease borrowings under the Credit Facility, which declined by $360.0 from December 31, 2015 to its $190.0 balance at September 30, 2016.

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

Employee Benefit Obligations

During the third quarter of 2016, we purchased an annuity contract with an insurance company with pension trust assets and transferred to the insurance company our obligations of $87.0 for certain retirees or their beneficiaries receiving pension payments. Late in the third quarter of 2016, we entered another agreement with the same insurance company to purchase a second annuity contract to transfer obligations of $123.3 for additional retirees or their beneficiaries. The pension trust transferred assets to purchase the second annuity contract in October 2016. By transferring these obligations, we expect to reduce some of the financial risk, volatility and costs of our pension benefit program. We view these transactions as additional steps in our ongoing effort to reduce long-term financial risk, related costs and obligations associated with our pension plans.

No contributions to the master pension trust are required in 2016. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $50.0 and $75.0 for 2017 and 2018. The amount and timing of future required contributions to the pension trust depend on several factors, including differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, the reliability of estimated future pension contributions decreases as the time until we must make the contribution increases.

Margin Enhancement Initiatives

To enhance margins, we focus on selling higher-value carbon, electrical and stainless steels, along with carbon and stainless tubular products, striving for operational improvements, and reducing costs. As a result, we have been selling an improved mix of products, reducing sales to the carbon, stainless and electrical steel commodity spot markets and developing new higher margin products that can deliver higher value for our customers.

Accompanying our focus on higher-value steels, we have been optimizing our production capacity, reducing costs that are under our control and implementing operating improvements. Specific initiatives include optimizing the utilization, yield, efficiency and productivity of facilities, implementing procurement improvements and controlling maintenance and capital investment spending. Reducing our sales to the carbon steel commodity spot market was a key driver in our decision to temporarily idle the Ashland Works Hot End in the fourth quarter of 2015. During the first quarter of 2016, we completed a capital investment at our Butler Works to increase our capacity to produce high-efficiency GOES products for use in electrical transmission and distribution.

Innovation and Product Development

We have been increasing our investment in research and innovation as we continue to de-emphasize commodity products. Our customers have incorporated into their products our automotive advanced high-strength steel (“AHSS”) grades, such as Dual Phase 780 and 980, which have a combination of very high tensile strength and material formability for both stamped and roll-formed parts. Our ULTRALUME™ Press Hardenable Steel is an aluminum-silicon alloy coated steel our customers depend on when they require high strength parts with complex geometries. These steels, which are part of our AHSS portfolio, enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements.

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

New Research and Innovation Center

The new research and innovation center we have been building in the Cincinnati/Dayton growth corridor to replace our existing research facility in Middletown, Ohio is nearing completion. We began moving into the new facility in October and expect to be fully transitioned in the fourth quarter of 2016.

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

In August 2016, we launched NEXMET™, an innovative family of Next-Generation AHSS for use in the automotive industry. NEXMET is the first of our planned new technologies that will produce significantly improved formability at higher ultimate tensile strength levels and provide greater lightweighting opportunities to our automotive customers. We are implementing this new process technology to produce both coated and cold-rolled Next-Generation AHSS on the hot-dip galvanizing line at Dearborn Works. Our goal is to provide Next-Generation AHSS trial material to our customers in early 2017 for evaluation and qualification.

Third-Generation Advanced High Strength Steels

Beyond our significant progress on developing Next-Generation AHSS products, we continue to push our innovation efforts toward groundbreaking steel technologies, including collaborations with other companies. In April 2016, our joint development partner, NanoSteel Company, Inc., announced that we delivered what we consider Third-Generation Advanced High Strength Steel (“3rd Gen AHSS”) to General Motors Corporation for testing. We have also provided trial material to various other OEMs for evaluation and testing. We produced this 3rd Gen AHSS at our facilities using proprietary production methods. This 3rd Gen AHSS possesses a level of formability at higher ultimate tensile strength, which we believe may constitute a step change in performance compared to both current and next-generation AHSS products. We anticipate that such 3rd Gen AHSS products will enable the stamping and forming of automotive parts using traditional manufacturing methods without additional manufacturing infrastructure or investment, as is required for aluminum and other competing materials.

Magnetation

In 2011, we invested in a 49.9% interest in the Magnetation joint venture, which operated iron ore concentrate plants located in Minnesota and an iron ore pelletizing plant in Reynolds, Indiana. Through an offtake agreement, we had the right to purchase all the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota.

On October 6, 2016, the Bankruptcy Court approved a Global Settlement Agreement (“Settlement Agreement”) with Magnetation, Magnetation Inc., and Magnetation’s revolving credit facility lenders, senior secured noteholders and debtor-in-possession facility lenders to terminate the iron ore pellet offtake agreement with Magnetation and to wind down Magnetation’s business. Among other terms of the Settlement Agreement, we agreed to make a cash payment (“Termination Payment”) to Magnetation’s Chapter 11 estate in order to terminate our offtake agreement with Magnetation and cease purchasing iron ore pellets from Magnetation. The next day, the transactions contemplated by the Settlement Agreement were completed and we made a Termination Payment of $36.6, thereby terminating the pellet offtake agreement. In connection with the approval of the Settlement Agreement. we expect to recognize a charge in the fourth quarter of 2016 for the Termination Payment to the bankruptcy estate and a charge in the range of $15.0 to $35.0 for the present value of remaining obligations under contracts with other third parties to transport pellets to our facilities. The actual payments for these contracts will be made over the next 12.5 years. We are working on actions to mitigate our expense for these contracts, but can give no assurance that we will be successful.

We currently anticipate that we can purchase replacement iron ore pellets from third-party producers who can meet our future needs by offering superior reliability, consistent quality and more competitive pricing. In addition, we expect terminating our offtake agreement with Magnetation will allow us to benefit from enhanced flexibility with iron ore pellets. We currently anticipate that the financial benefits from cost savings and cost avoidance, including savings resulting from lower pricing of replacement iron ore pellets from other suppliers, will partially offset the Termination Payment in 2016 and fully offset it by the end of 2017.

The offtake agreement termination will have an impact on the future accounting treatment of existing iron ore derivatives contracts. We previously designated certain derivative contracts as cash flow hedges on a portion of the Magnetation iron ore purchases. As a result of the offtake agreement termination, we will immediately recognize future changes in the fair value of the derivative contracts in the income statement when the changes occur, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition.

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

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 require entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Topic 842 is effective for annual reporting periods beginning after December 15, 2018. We are currently evaluating the effect of the adoption of Topic 842 on our financial position and results of operations.

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

Interest Rate Risk

We manage interest rate risk in our capital structure by issuing variable- and fixed-rate debt and by utilizing our Credit Facility, which is subject to variable interest rates. Our outstanding long-term indebtedness (excluding unamortized debt discount and premium and debt issuance costs) was $2,056.7 at September 30, 2016 and $2,405.5 at December 31, 2015. The amount outstanding at September 30, 2016, consisted of $1,819.1 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds, a capital lease for our new Research and Innovation Center of $21.6, and $190.0 of borrowings under our Credit

Facility. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt. For example, a 1% increase in interest rates would increase annual interest expense by approximately $2.2 on our outstanding debt at September 30, 2016.

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

For derivatives designated in cash flow hedging relationships, we record the effective portion of the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into costs of goods sold in the same period when the associated underlying transactions occur. At September 30, 2016, accumulated other comprehensive income (loss) included $10.9 in unrealized pre-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 14 of the condensed consolidated financial statements for further information on our outstanding derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2016, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$12.7	$31.7
Zinc	4.4	11.1
Electricity	3.5	8.8
Iron ore	8.5	17.5

Because we structure and use these instruments as hedges, the benefit of lower prices paid for the physical commodity used in the normal production cycle would offset these hypothetical losses. We do not enter into swap or option contracts for trading purposes.

Foreign Currency Exchange Rate Risk

A portion of our intercompany receivables that are denominated in foreign currencies are exposed to risks from exchange rate fluctuations. We use euro forward currency contracts to manage exposures to certain of these currency price fluctuations. Based on the contracts outstanding at September 30, 2016, a 10% change in the dollar-to-euro exchange rate would result in a pre-tax impact of $0.7 on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable. See Note 14 of the condensed consolidated financial statements for further information on our outstanding forward contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 2016	17,901	$5.62	—
August 2016	—	—	—
September 2016	—	—	—
Total	17,901	5.62	—	$125.6

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

Item 4. Mine Safety Disclosures.

The operations of AK Coal’s North Fork mine and Coal Innovations, LLC coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report on Form 10-Q presents citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of AK Steel Holding Corporation.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	October 25, 2016	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	October 25, 2016	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer