Form 10-K
period 2016-12-31
AK STEEL HOLDING CORP
filed 2017-02-17
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
OR
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2016: $1,102,982,730
There were 314,789,404 shares of common stock outstanding as of February 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2017 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.

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

We are the only steelmaker in the United States that can produce a combination of flat-rolled carbon, stainless and electrical steels. In addition, we are the only steelmaker in the United States operating both blast furnaces and electric arc furnaces, which provides us operational flexibility and the opportunity to innovate across markets and within our product portfolios. Our primary operations include eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia—and a tube manufacturing plant in Mexico. These operations produce flat-rolled carbon, specialty stainless and electrical steels that we sell in sheet and strip form, and carbon and stainless steel that we finish into welded steel tubing. We also produce metallurgical coal through our AK Coal Resources, Inc. (“AK Coal”) subsidiary. In addition, we operate trading companies in Mexico and Europe that buy and sell steel and steel products and other materials.

In 2014, we acquired Severstal Dearborn, LLC (“Dearborn”). The assets acquired include the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products.

Customers and Markets

Carbon steels

We sell flat-rolled carbon steel products, consisting of premium-quality coated, cold-rolled, and hot-rolled carbon steel products, primarily to automotive manufacturers and their suppliers, as well as to customers in the infrastructure and manufacturing market. The infrastructure and manufacturing market primarily includes electrical transmission, heating, ventilation and air conditioning equipment, and appliances. We also sell carbon steel products to distributors, service centers and converters, who may further process these products before reselling them. Our goal is to carry appropriate inventory levels that will meet our customers’ needs, particularly for the “just-in-time” delivery requirements necessary to service the demanding automotive market. Our strategy is to target markets for our steel products that deliver higher margins, where possible, and reduce amounts sold into the lower margin steel spot markets, which has experienced substantial volatility in pricing over the past several years primarily as a result of the impact of low-priced imports of foreign steel. In late 2015, we temporarily idled the blast furnace and steelmaking operations (the “Hot End”) at our Ashland Works in Kentucky. The Ashland Works Hot End remains temporarily idled due to continuing uncertainty of steel market conditions (including the longer-term outlook for import levels) and our ability to earn an appropriate return on its operations. In 2016, we increased capacity utilization of our carbon steelmaking operations at our Middletown Works in Ohio (“Middletown Works”) and Dearborn Works, and we reduced our production of commodity carbon, electrical and stainless steel products. Also in 2016, we enhanced asset and resource utilization to reduce operating costs and modified production capacity for higher margin carbon, electrical and stainless steel grades at all locations. See Automotive Market and Carbon Steel Spot Market for more information.

Stainless steels

We sell our stainless steel products to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment, and to distributors and service centers. For stainless steels, as well as carbon steels, we target customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. Our enhanced product quality and delivery capabilities, as well as our emphasis on collaborative customer technical support and product planning, are critical factors in our ability to serve these markets. See the Specialty Stainless Steel Market section for more information.

Electrical steels

We sell our electrical steel products in the infrastructure and manufacturing market, primarily to manufacturers of power transmission and distribution transformers, both for new and replacement installation. We also sell electrical steel products to manufacturers of electrical motors and generators. We target our electrical steel products to customers who desire the highest quality iron-silicon alloys that provide low core loss and high permeability required for more efficient and economical electrical transformers. Our electrical steels are among the most energy efficient in the world. As with customers of our other steel products, we provide our electrical steel customers outstanding technical support and product development assistance. See Electrical Steel Market section for more information.

Markets

For our carbon steel, stainless steel and electrical steel products, we intentionally limit our participation in the commodity portions of those markets, where attributes such as high quality, technical support and innovation are less valued and where selling prices and product margins are generally lower.

Because of our focus on shipments to the automotive industry and our decision to ship fewer tons to the spot market, Ford Motor Company and FCA US LLC accounted for 12% and 11% of our net sales in 2016, and 12% and 11% of our net sales in 2015. No customer accounted for more than 10% of our net sales in 2014. The following table presents the percentage of our net sales to each of our primary markets:

Market	2016	2015	2014
Automotive	66%	60%	53%
Infrastructure and Manufacturing	16%	16%	18%
Distributors and Converters	18%	24%	29%

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

	2016		2015		2014
Geographic Area	Net Sales	%	Net Sales	%	Net Sales	%
United States	$5,226.9	89%	$5,837.2	87%	$5,750.3	88%
Foreign countries	655.6	11%	855.7	13%	755.4	12%
Total	$5,882.5	100%	$6,692.9	100%	$6,505.7	100%

We sold approximately 70% of our flat-rolled steel shipments in 2016 under fixed base price contracts. Some of these contracts have a surcharge mechanism that passes through certain changes in input costs. These contracts are typically for one year and expire at various times throughout the year. We sold the remainder of our shipments in 2016 into the spot market at market prices or under contracts that have pricing typically linked to a steel index that triggers a price adjustment based on the previous monthly or quarterly reference point.

The automotive market is an important element of our business and growth strategy and, therefore, North American light vehicle production has a significant impact on our total sales and shipments. In 2016, North American automotive manufacturers experienced a record year with light vehicle production of approximately 17.8 million units, representing a 2% increase from the prior year. The improvement in the automotive market and our increased share of that market resulted in higher sales and shipments of our steel to the automotive market in 2016. Most automotive manufacturers are currently predicting a slight decline in total North American light vehicle production volumes for 2017 compared to 2016, though this level of production would still be considered robust compared to historical volumes.

In 2016, housing starts in the United States improved approximately 5% over 2015, which generally increased the demand for products from power transmission and distribution transformer manufacturers, to whom we sell electrical steels. To a lesser extent, we also experienced higher demand for stainless and carbon steels from appliance manufacturers, manufacturers of heating and air conditioning equipment and others. We saw improvements in higher value electrical steel pricing and demand during 2016, but this was partly offset by lower prices in and lower shipments to the electrical steel spot markets as a result of a high level of commodity steel imports into the United States. Electrical steel sales and shipments to customers in foreign countries also have been negatively affected by excess global production capacity and what we believe to be preferential trade practices by certain countries that make our products more expensive to sell in those countries.

Raw Materials and Other Inputs

Our steel manufacturing operations require iron ore, coal, coke, chrome, nickel, zinc, carbon steel scrap and stainless steel scrap as primary raw materials. We also use large volumes of natural gas, electricity and industrial gases. In past years we have purchased carbon steel slabs from other steel producers to supplement our production from our own steelmaking facilities, but we did not purchase carbon steel slabs in 2016.

We typically purchase carbon and stainless steel scrap, natural gas, a substantial portion of our electricity and most other raw materials at prevailing market prices, which may fluctuate with market supply and demand. However, we make most of our purchases of iron ore, coke, industrial gases and a portion of our electricity at negotiated prices under annual or multi-year agreements with periodic price adjustments. We purchase substantially all our iron ore from one supplier under multi-year contracts. We typically purchase coal under annual fixed-price agreements. Additionally, we may hedge portions of our energy and raw materials purchases to reduce volatility. During late 2016, we terminated our iron ore pellet offtake agreement with Magnetation LLC (“Magnetation”), which caused our iron ore derivatives to no longer meet the accounting criteria for hedge accounting treatment. As a result, we now account for those derivatives on a mark-to-market basis with immediate recognition of changes in the fair value of the derivative contracts in earnings when the change occurs, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition.

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

We believe that we have secured, or will be able to secure, adequate supply sources for our raw materials and energy requirements for 2017 and for at least the next three to five years. However, our raw material suppliers may experience production disruptions, which could create shortages of raw materials in 2017 or later.

Research and Innovation

Research and innovation is deeply ingrained in our history and is one of the key focus areas of our company. Differentiating ourselves by providing new, innovative products is a strategic priority, as we believe such differentiation in higher value carbon, stainless and electrical steels to meet challenging applications enables us to maintain and enhance our margins by providing customers with breakthrough solutions. We conduct a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. In recent years, we have increased our focus and spending on new product innovation. In the carbon steel market, we are particularly focused on advanced high-strength steels (“AHSS”) for the automotive market. We produce virtually every grade of AHSS that our customers currently need, but our goal is to develop the next generation of AHSS with even greater formability. In the electrical steel market, our research efforts are aimed at developing the highest-efficiency steels in the world for use in power transmission and distribution transformers. In addition, we are focused on achieving new breakthroughs in electrical motors and generators for use in the next generations of hybrid and electric vehicles. In the stainless steel market, we are developing more high-temperature, corrosion-resistant steels for a variety of applications, including vehicle exhaust systems that can accommodate hotter-burning engines for increased fuel efficiency.

Developing new steel products and steel processes has been our legacy and we have recently reinvigorated our focus on research and innovation. At the end of 2016, we moved into our new Research and Innovation Center in Middletown, Ohio. The facility includes pilot lines and features new operational simulators that replicate critical steel manufacturing operations to allow our researchers, scientists and engineers to continue their leading-edge research, applications engineering, advanced engineering, product development and customer technical services.

Also during 2016, we implemented new process technology to produce both coated and cold-rolled Next-Generation AHSS (NEXMET™ AHSS) on the hot-dip galvanizing line at Dearborn Works. Our goal is to provide NEXMET AHSS trial material to our customers in early 2017 for evaluation and qualification. Looking beyond, we continue to push our innovation efforts toward groundbreaking steel technologies, including advances in Third-Generation AHSS (see Innovation and Product Development in Item 7). We have significantly increased our investment in research and innovation during the past three years from $17.5 in 2014 to $28.3 in 2016 for normal ongoing activities, in addition to our new Research and Innovation Center.

Employees

At December 31, 2016, we employed approximately 8,500 people, of which approximately 6,100 are represented by labor unions. The labor contracts covering these represented employees expire between 2017 and 2019. See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

Competition

We compete with domestic and foreign flat-rolled carbon, stainless and electrical steel and tubular product producers (both integrated steel producers and mini-mill producers) and producers of plastics, aluminum and other materials that may be used as a substitute for flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills, but have been expanding their product capabilities in recent years. In addition, mini-mills have some competitive cost advantages as a result of their different production processes and lower labor costs associated with what are often non-union workforces. Price, quality, on-time delivery, customer service and product innovation are the primary competitive factors in the steel industry and vary in importance according to the product category and customer requirements.

Steel producers that sell to the automotive market are facing increasing competition from aluminum manufacturers (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that will enable them to satisfy more stringent government-imposed fuel efficiency standards. To address automotive manufacturers’ lightweighting needs that the aluminum industry is targeting, we and others in the steel industry continue to develop grades of AHSS that we believe provide similar weight savings, require minimal capital investments by customers, and are stronger, less costly, more sustainable, easier to repair and more environmentally friendly than aluminum.

Domestic steel producers, including us, face significant competition from foreign producers. For many reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. Depending on the country of production, these reasons may include generous government subsidies; lower labor, raw material, energy and regulatory costs; less stringent environmental regulations; less stringent safety requirements; the maintenance of artificially low exchange rates against the U.S. dollar; and preferential trade practices in their home countries. In recent years, the annual level of imports of foreign steel into the United States has increased over historical levels and is affected to varying degrees by the relative level of overcapacity of steel production in those countries, the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.

In 2014 and 2015, the combination of overcapacity and slowing domestic demand in countries such as China resulted in imports of low-priced foreign steel into the United States at levels significantly higher than recent historical periods. This caused increased downward pressure on the price of flat-rolled steels in the American marketplace. Imports of finished steel into the United States accounted for approximately 26%, 29% and 28% of domestic steel market consumption in 2016, 2015 and 2014, levels that are higher than the historic norm. During 2016, we successfully concluded the anti-dumping (“AD”) and countervailing duty (“CVD”) cases that we and other major domestic steel producers initiated over a year ago against imports of corrosion-resistant, cold-rolled and hot-rolled carbon steel products from multiple foreign countries. Also during 2016, the International Trade Commission (“ITC”) issued the last of its final determinations that the domestic steel industry has been materially injured by imports of these steel products from the countries named in the petitions. As a result, the final duties determined by the United States Department of Commerce (“Commerce Department”), which in some cases exceed 400% for combined AD and CVD duties, will remain in effect for a minimum of five years. Following those determinations, in September 2016, we and other domestic producers made filings with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties against corrosion-resistant and cold-rolled carbon steel by transshipping Chinese steel through Vietnam for minor processing before importing final steel products into the U.S. market. Our filings request that the Commerce Department find that imports of Vietnamese corrosion-resistant and cold-rolled steel that originated in China be subjected to the same AD and CVD duties of shipments of those steel products imported directly from China. The Commerce Department announced the initiation of these investigations in November 2016. See Trade Cases in Note 10 to the consolidated financial statements for more information.

We continue to provide pension and healthcare benefits to a great number of our retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and mini-mills that do not provide such benefits to any or most of their retirees. However, we have taken a number of actions to reduce pension and healthcare benefits costs, including negotiating progressive labor agreements that have significantly reduced total employment costs at all of our union-represented facilities, transferring all responsibility for healthcare benefits for various groups of retirees to Voluntary Employee Benefits Association trusts, offering voluntary lump-sum settlements to pension plan participants and lowering retiree benefit costs for salaried employees. During 2016, we purchased two non-participating annuity contracts from a highly rated insurance company and transferred to it pension obligations of $210.3 for certain retirees or their beneficiaries receiving pension payments. In total, we transferred the obligations for approximately 10,000 retirees or their beneficiaries to the insurance company in exchange for a similar amount of pension trust assets.

These actions have increased our ability to compete in the highly competitive global steel market over the long term and we continue to seek opportunities to reduce pension and healthcare benefits costs.

Environmental

Information about our environmental compliance, remediation and proceedings is included in the Environmental Contingencies section of Note 10 to the consolidated financial statements in Item 8 and is incorporated herein by reference.

Executive Officers of the Registrant

The following table provides the name, age and principal position of each of our executive officers as of February 15, 2017:

Name	Age	Position
Roger K. Newport	52	Chief Executive Officer
Kirk W. Reich	48	President and Chief Operating Officer
Joseph C. Alter	39	Vice President, General Counsel and Corporate Secretary
Brian K. Bishop	45	Vice President, Carbon Steel Operations
Stephanie S. Bisselberg	46	Vice President, Human Resources
Renee S. Filiatraut	53	Vice President, Litigation, Labor and External Affairs
Gregory A. Hoffbauer	50	Vice President, Controller and Chief Accounting Officer
Michael A. Kercsmar	45	Vice President, Specialty Steel Operations
Scott M. Lauschke	47	Vice President, Sales and Customer Service
Eric S. Petersen	47	Vice President, Research and Innovation
Maurice A. Reed	54	Vice President, Engineering, Raw Materials and Energy
Jaime Vasquez	54	Vice President, Finance and Chief Financial Officer

Roger K. Newport has served as Chief Executive Officer since January 2016. Prior to that, Mr. Newport served as Executive Vice President, Finance and Chief Financial Officer since May 2015. Prior to that, Mr. Newport served as Senior Vice President, Finance and Chief Financial Officer since May 2014, as Vice President, Finance and Chief Financial Officer since May 2012 and as Vice President, Business Planning and Development since June 2010. Prior to that, Mr. Newport served in a variety of other capacities since joining us in 1985, including Controller and Chief Accounting Officer, Assistant Treasurer, Investor Relations, Manager—Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Kirk W. Reich has served as President and Chief Operating Officer since January 2016. Prior to that, Mr. Reich served as Executive Vice President, Manufacturing since May 2015. Before assuming that role, Mr. Reich served as Senior Vice President, Manufacturing since May 2014, as Vice President, Procurement and Supply Chain Management since May 2012 and as Vice President, Specialty Steel Operations since June 2010. Prior to that, Mr. Reich served in a variety of other capacities since joining us in 1989, including General Manager—Middletown Works, Manager—Mobile Maintenance/Maintenance Technology, General Manager—Mansfield Works, Manager—Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

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

Brian K. Bishop has served as Vice President, Carbon Steel Operations since March 2016. Prior to that, Mr. Bishop served as Director, Carbon Steel Operations since July 2015 and General Manager, Dearborn Works since September 2014. Prior to that, Mr. Bishop was General Manager—Maintenance, Repair and Operations Purchasing since May 2013 and General Manager, Middletown Works since June 2010. Since joining us in 1995, Mr. Bishop progressed through a number of positions, including General Manager—Mansfield Works, Manager—Occupational Safety and Health and Shift Manager at Middletown Works.

Stephanie S. Bisselberg has served as Vice President, Human Resources since April 2013. Prior to that, Ms. Bisselberg served as Assistant General Counsel, Labor from October 2010. She also served as Labor Counsel and Assistant Labor Counsel since joining us in 2004. Prior to joining us, Ms. Bisselberg was an attorney with the law firm of Taft, Stettinius and Hollister LLP.

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

Michael A. Kercsmar has served as Vice President, Specialty Steel Operations since March 2016. Prior to that, Mr. Kercsmar served as Director, Specialty Steel Operations since July 2015 and General Manager, Coshocton Works and Zanesville Works since June 2013. Prior to that, Mr. Kercsmar served as General Manager, Mansfield Works since June 2010. Mr. Kercsmar served in a number of roles since joining us in 1997, including Manager—Occupational Safety and Health at Middletown Works, Department Manager—South Coating, and Shift Manager in the cold strip mill at Middletown Works .

Scott Lauschke has served as Vice President, Sales and Customer Service since February 2015. Before joining us, Mr. Lauschke was Vice President and General Manager of AFGlobal Corporation from July 2013 through November 2014. Before that, Mr. Lauschke served in various roles of increasing responsibility at The Timken Company from October 1997, including General Sales Manager from May 2009 through April 2013.

Eric S. Petersen has served as Vice President, Research and Innovation since February 2015. Prior to that, Mr. Petersen was Vice President, Sales and Customer Service since July 2013, Director, Specialty and International Sales since November 2012 and Director, Research and Innovation since June 2010. Prior to that, Mr. Petersen served in a variety of other capacities since joining us in 1991, including Director, Customer Technical Services and Research; General Manager, Quality Assurance; General Manager, Carbon Steel Technology; General Manager, Rockport Works; Manager of various departments at Rockport Works and Middletown Works; Quality Control and Operations Management positions and Associate Process Engineer, Associate Metallurgist and Assistant Metallurgist at Middletown Works.

Maurice A. Reed has served as Vice President, Engineering, Raw Materials and Energy since May 2012. Prior to that, Mr. Reed was Director, Engineering and Raw Materials from March 2011. Prior to that, Mr. Reed served in a variety of other capacities since joining us in 1996, including Director of Engineering and Energy, General Manager—Engineering, Operations Support and Primary Process Research and General Manager—Engineering. Before joining us, Mr. Reed held a number of increasingly responsible engineering technology positions for National Steel Corporation.

Jaime Vasquez has served as Vice President, Finance and Chief Financial Officer since January 2016. Before joining us in September 2014 as Director, Finance, Mr. Vasquez held several positions with Carpenter Technology Corporation, including Vice President, Chief Financial Officer for the Performance Engineered Products Group from October 2013; Vice President, Corporate Development from July 2011; President, Asia Pacific; and Vice President, Treasurer and Investor Relations.

Available Information

We maintain a website at www.aksteel.com. Information about us is available on the website free of charge, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such information is posted to the website as soon as reasonably practicable after submission to the Securities and Exchange Commission. Information on our website is not incorporated by reference into this report.

Item 1A.	Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those we currently expect. While the items listed below represent the most significant risks to us, we regularly monitor and report risks to the Board of Directors through a formal Total Enterprise Risk Management program.

Risk of reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry. The competitive landscape in the steel industry reflects an improved domestic economy; shifting domestic and international political priorities; an uncertain global trade landscape; continued intense competition from domestic steel competitors; and foreign steel competition, both domestically (much of which we believe has been through unfair trade practices) and abroad. These conditions directly impact our pricing. It is impossible to predict whether the domestic and/or global economies or industry sectors of those economies that are key to our sales will continue to improve and generate enough demand to absorb some of the existing excess capacity in the steel industry, as well as new or expanded capacity. Also, we cannot know how customers or competitors will react to these and other factors and how their actions could affect market dynamics and sales of, and prices for, our products. Market price and demand for steel are very hard to predict and we could be hurt by decreases in either. In addition, our direct sales to the automotive industry generate approximately 66% of our revenue and we make additional sales to distributors and converters whom, we believe, ultimately resell some of that volume to the automotive market. If automotive demand should decline substantially or we lose market share to competitors, our sales, financial results and cash flows could be severely impacted.

Risk of domestic and global steel overcapacity.  Significant global steel capacity and new or expanded production capacity in the United States in recent years has caused and continues to cause capacity to exceed demand globally, as well as in our primary markets in North America, which has and may continue to result in lower prices and shipments of our products. In fact, significant increases in production capacity in the United States by our competitors already have occurred in recent years as new carbon and stainless steelmaking and finishing facilities have begun production. In addition, foreign competitors have substantially increased their production capacity in the last few years and, in some instances appear to have targeted the U.S. market for imports. Also, some foreign economies, such as China, seem to be slowing relative to recent historical norms, resulting in an increased volume of steel products that cannot be consumed by industries in those foreign steel producers’ own countries. These and other factors have contributed to a high level of imports of foreign steel into the United States in recent years compared to historical levels and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other variables beyond our control. A significant further increase in domestic capacity or foreign imports could adversely affect our sales, financial results and cash flows.

Risk of changes in the cost of raw materials and energy.  The price that we pay for energy and key raw materials, such as electricity, natural gas, industrial gases, iron ore and coal, can fluctuate significantly based on market factors. In some cases the prices at which we sell steel will not change in tandem with changes in our raw material and energy costs. Global demand, particularly Chinese demand, for certain raw materials can have a significant influence on our costs for those raw materials, especially iron ore and coal. However, our sales prices are generally driven by North American demand, which can compress our margins in cases where raw material costs increase and our sales prices do not move in a similar manner. The majority of our shipments are sold under contracts that do not allow us to pass through all increases in raw material and energy costs. Some of our shipments to contract customers are under contracts with variable-pricing mechanisms allowing us to adjust the total sales price based upon changes in specified raw material and energy costs. Those adjustments, however, rarely reflect all of our underlying raw material and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language including limitations on when the adjustment occurs. For shipments made to the spot market, market conditions or timing of sales may not allow us to recover the full amount of an increase in raw material or energy costs. In such circumstances, a significant increase in raw material or energy costs likely would adversely impact our financial results and cash flows. Conversely, in certain circumstances, we may not realize all of the benefits from raw material price declines. This can occur when we lock in the price of a raw material over a set period and the spot market price for the material declines during that period. Our need to consume existing inventories may also delay the impact of a change in raw materials prices. New inventory may not be purchased until some portion of the existing inventory is consumed. The impact of this risk is particularly significant for iron ore and coke because of the volumes held in inventory. We manage our exposure to the risk of iron ore price increases by hedging a portion of our annual iron ore supply and by entering supply agreements where the IODEX, the global iron ore price index, is only one factor affecting our price of iron ore pellets. The impact of significant fluctuations in the price we pay for raw materials can be increased by our “last-in, first-out” (“LIFO”) accounting method for valuing inventories. Using the LIFO method means that we treat the last coil of steel completed as the first one sold, which means that our inventory value can reflect earlier input costs that do not reflect current input costs. The impact of LIFO accounting may be particularly significant in period-to-period comparisons.

Risk from our significant amount of debt and other obligations.  On December 31, 2016, we had $1,845.1 of indebtedness (excluding unamortized discount/premium and debt issuance costs and the capital lease for our Research and Innovation Center) and additional obligations outstanding. We also had pension and other postretirement benefit obligations totaling $1,135.0. We have approximately $45.0 of required annual pension contributions for 2017. Based on current funding projections, we expect to make contributions to the master pension trust of approximately $60.0 for 2018 and $75.0 for 2019, though funding projections in 2018 and beyond could be affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. We can borrow additional amounts under our $1,500.0 revolving credit facility. At December 31, 2016, we had no outstanding borrowings under this credit facility with outstanding letters of credit of $70.7, resulting in maximum remaining availability of $1,429.3 under the credit facility (subject to customary borrowing conditions, including a borrowing base). Borrowing capacity under the credit facility is determined by the value of eligible collateral less outstanding borrowings and letters of credit. At December 31, 2016, borrowing availability under the credit facility was $1,186.4 based on eligible collateral at that time. Our debt and pension obligations, along with other financial obligations, could have important consequences. For example, it could increase our vulnerability to general adverse economic and industry conditions; require a substantial portion of our cash flows to be dedicated to interest payments and debt service, reducing the amount of cash flows available for other purposes, such as working capital, capital expenditures, acquisitions, joint ventures or general corporate purposes; limit our ability to obtain future additional financing; reduce our planning flexibility for, or ability to react to, changes in our business and the industry; and place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

Risk of severe financial hardship or bankruptcy of one or more of our major customers or key suppliers.  Sales and operations of a majority of our customers are sensitive to general economic conditions, especially as they affect the North American automotive and housing industries. If there is a significant weakening of current economic conditions, whether because of secular or cyclical issues, it could lead to financial difficulties or even bankruptcy filings by our customers. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. The nature of that impact would likely include lost sales or losses associated with the potential inability to collect all outstanding accounts receivable. Such an event could negatively impact our financial results and cash flows. In addition, many of our key suppliers, particularly those who supply us with critical raw materials for the steelmaking process, have recently faced severe financial challenges or bankruptcy and other suppliers may face such circumstances in the future. For example, the significant decline in commodity prices during 2015 led to increased economic distress and even bankruptcy filings for several of the domestic sources of metallurgical coal, as well as one of our iron ore suppliers. Also, we purchase substantially all of our iron ore from one supplier under two multi-year contracts. This reliance on a single supplier for a primary raw material may increase our risk of increased costs from substitute suppliers or supply chain disruptions in the event of their financial hardship or bankruptcy. Key suppliers facing financial hardship or operating in bankruptcy could experience operational disruption or even face liquidation, which could result in our inability to secure replacement raw materials on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our operations, financial results and cash flows.

Risk related to our significant proportion of sales to the automotive market. In 2016, approximately 66% of our sales were to the automotive market. North American light vehicle production was approximately 17.8 million units in 2016, representing an all-time high. In addition to the size of our exposure to the automotive industry generally, we face risks related to our relative concentration of sales to certain specific automotive manufacturers. In 2016, Ford Motor Company and FCA US LLC accounted for 12% and 11% of our net sales. Automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, and consumer spending and preferences. If automotive production and sales decline, our sales and shipments to the automotive market are likely to decline in a similarly corresponding manner. Adverse impacts that we may sustain as a result include, without limitation, lower margins because of the need to sell our steel to less profitable customers and markets, higher fixed costs from lower steel production if we are unable to sell the same amount of steel to other customers and markets, and/or lower sales, shipments and margins generally as our competitors face similar challenges and compete vigorously in other markets. These adverse impacts would negatively affect our sales, financial results and cash flows. Moreover, competition for automotive business has intensified in recent periods, as steel producers and companies producing alternative materials have focused their efforts on capturing and/or expanding their market share of automotive business because of less favorable conditions in other markets for steel and other metals, including commodity products and steel for use in the oil and gas markets. As a result, the potential exists that we may lose market share to existing or new entrants or that automotive manufacturers will take advantage of the intense competition among potential suppliers to pressure our pricing and margins in order to maintain or expand our market share with them, which could negatively affect our sales, financial results and cash flows.

Risk of reduced demand in key product markets due to competition from aluminum and other alternatives to steel.  The automotive market is important to our business, both in terms of volume and margins. Automotive manufacturers are under pressure to meet increasing government-mandated fuel economy standards through 2025. One major automotive company previously elected to substitute aluminum for carbon steel in the body of some of its vehicles, and may increase using aluminum in others. Other automotive manufacturers have, to a lesser degree, begun to incorporate aluminum and other alternative materials into their vehicles and continue to investigate the potential risks and benefits of expanding the use of non-steel materials. Although automotive manufacturers have incorporated aluminum and other competing materials at a much slower rate than some experts previously expected, if demand for steel from one or more of our major automotive customers were to significantly decline because of increased use of aluminum or other competing materials in substitution for steel, it likely would negatively affect our sales, financial results and cash flows.

Risks of excess inventory of raw materials.  We have certain raw material supply contracts which include minimum annual purchases, subject to exceptions for force majeure and other circumstances. If our need for a particular raw material is reduced for an extended period significantly below what we projected at the contract’s inception, or what we projected at the time an annual nomination was made under certain contracts, we could be required to purchase quantities of raw materials that exceed our anticipated annual needs. Our decision to temporarily idle the Ashland Works Hot End increases this risk, as those operations are a major consumer of several key raw materials for which we have take-or-pay obligations, including coke. If our existing supply contracts require us to purchase raw materials in quantities beyond our needs, and if we do not succeed in reaching an agreement with a particular raw material supplier to reduce the quantity of raw materials we purchase from that supplier, then we would likely be required to purchase more of a particular raw material in a given year than we need, negatively affecting our financial results, liquidity and cash flows. Changes in our raw material, finished and semi-finished inventory levels and our LIFO method for valuing inventories could increase the negative impact on our financial results.

Risk of supply chain disruptions or poor quality of raw materials. Our sales, financial results and cash flows could be adversely affected by transportation, raw material or energy supply disruptions, or poor quality of raw materials, particularly scrap, coal, coke, iron ore and alloys. For example, extreme cold weather conditions in the United States and Canada can impact shipping on the Great Lakes and could disrupt the delivery of iron ore to us and/or increase our costs for iron ore. Such disruptions or quality issues, whether the result of severe financial hardships or bankruptcies of suppliers, natural or man-made disasters, other adverse weather events, or other unforeseen events, could reduce production or increase costs at one or more of our plants and potentially adversely affect customers or markets to which we sell our products. In addition, in January 2017 we transitioned from our long-time third party logistics (“3PL”) provider to a new 3PL supplier. The ongoing transition is a complex endeavor, as it involves the majority of our trucking services, as well as some rail transportation. Any significant disruption or quality issue in any of the areas addressed above would adversely affect our sales, financial results and cash flows.

Risk of production disruption or reduced production levels.  When business conditions permit, we attempt to operate our facilities at production levels that are at or near capacity. High production levels are important to our financial results because they enable us to spread fixed costs over a greater number of production tons. In 2015, we began to implement a strategy to target markets for our products that deliver higher margins, where possible, and reduce amounts sold into the lower margin spot markets. This ongoing strategy relies on our ability to sell higher margin products that overcome the effects of lower production volumes on our fixed costs. If we are unable to sustain this strategy successfully, it would adversely affect our sales, financial results and cash flows. Production disruptions could be caused by unanticipated plant outages or equipment failures, particularly under circumstances where we lack adequate redundant facilities. In addition, the occurrence of natural or man-made disasters, adverse weather conditions or similar events could significantly disrupt our operations, negatively impact the operations of other companies or contractors we depend upon, or adversely affect customers or markets who buy our products. Any such significant disruption or reduced level of production would adversely affect our sales, financial results and cash flows.

Risks associated with our healthcare obligations.  We provide healthcare coverage to our active employees and to a significant portion of our retirees, as well as certain members of their families. We are self-insured for substantially all of our healthcare coverage. While we have reduced our exposure to rising healthcare costs to a significant degree through cost sharing, cost caps and VEBA trusts, the cost of providing such healthcare coverage may be greater on a relative basis for us than for our competitors because they either provide a lesser level of benefits, require that their participants pay more for their benefits, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits). In addition, our costs for retiree healthcare obligations could be affected by fluctuations in interest rates or by federal healthcare legislation.

Risks associated with our pension obligations.  We have a substantial pension obligation that, along with the related pension expense (income) and funding requirements, is directly affected by various changes in assumptions, including the selection of appropriate mortality assumptions and discount rates. These items also are affected by the rate and timing of employee retirements, actual experience compared to actuarial projections and asset returns in the securities markets. Such changes could increase our cost for those obligations, which could have a material adverse effect on our results and ability to meet those obligations. In addition, changes in the law for pension funding could also materially adversely affect our costs and ability to meet our pension obligations. Also, under the method of accounting we use for pension obligation reporting, we recognize into our results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond our control, primarily changes in interest rates, performance of the financial markets, and mortality and retirement projections. A corridor adjustment, if required after a re-measurement of our pension obligations, historically has been recorded in the fourth quarter of the year, though one may be recorded at any time if an interim remeasurement occurs. A corridor adjustment can have a significant impact on our financial statements in the period it is recorded, although the immediate recognition of the adjustment in that period reduces the impact of unrealized gains or losses on future periods. The recognition of a corridor charge does not have any immediate impact on our cash flows. We also contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multiemployer plans exposes us to potential liabilities if the multiemployer plan is unable to pay its unfunded obligations or we choose to stop participating in the plan.

Risk of not reaching new labor agreements on a timely basis.  Most of our hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between March 2017 and September 2019. Three of those contracts are scheduled to expire in 2017. The labor contract with the United Steel Workers, Local 169, which represents approximately 310 hourly employees at our Mansfield Works located in Mansfield, Ohio, expires on March 31, 2017. The labor contract with the United Auto Workers, Local 600, which represents approximately 1,160 hourly employees at our Dearborn Works located in Dearborn, Michigan, also expires on March 31, 2017. An agreement with the United Auto Workers, Local 3044, which represents approximately 190 production employees at our Rockport Works located in Rockport, Indiana, is scheduled to expire on September 30, 2017. As of January 1, 2016, approximately 140 hourly Rockport Works maintenance employees transferred to our employment from an independent contractor. We have been negotiating with the United Auto Workers for the terms for these employees to be added to the union. We intend to negotiate with these unions to reach new, competitive labor agreements in advance of the current expiration dates. We cannot predict, however, when new, competitive labor agreements with the unions will be reached or what the impact of such agreements will be on our operating costs, operating income and cash flows. There is the potential of work stoppages at these locations in 2017 if we cannot reach timely agreements in contract negotiations before the contract expirations. If work stoppages occur, they could have a material impact on our operations, financial results and cash flows. For labor contracts at other locations which expire after 2017, a similar risk applies.

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

Risk associated with regulatory compliance and changes. Our business and the businesses of our customers and suppliers are subject to a wide variety of government oversight and regulation, including those relating to environmental permitting requirements. The regulations promulgated or adopted by various government agencies, and the interpretations and application of such regulations, are dynamic and constantly evolving. If new regulations arise, the application of existing regulations expands, or the interpretation of applicable regulations changes, we may incur additional costs for compliance, including capital expenditures. For example, the United States Environmental Protection Agency (“EPA”) is required to routinely reassess the National Ambient Air Quality Standards (“NAAQS”) for criteria pollutants like nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter. These standards are frequently subject to litigation and revision. Revisions to the NAAQS could require us to make significant capital expenditures to ensure compliance and could make it more difficult for us to obtain required permits in the future. These risks are higher for our facilities that are located in non-attainment areas. For AK Coal, the coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations related to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. Complex foreign and U.S. laws and regulations apply to our international operations, including but not limited to the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions and transportation and logistics regulations. These laws and regulations and changes in these laws and regulations may increase our cost of doing business in international jurisdictions and expose our operations and our employees to elevated risk. We have implemented policies and processes designed to comply with these laws and regulations, but failure by our employees, contractors or agents to comply with these laws and regulations could result in possible administrative, civil or criminal liability and reputational harm to us and our employees. We may also be indirectly affected through regulatory changes that impact our customers or suppliers. Regulatory changes that impact our customers could reduce the quantity of our products they demand or the price of our products that they are willing to pay. Regulatory changes that impact our suppliers could decrease the supply of products or availability of services they sell to us or could increase the price they demand for products or services they sell to us.

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

Risk associated with derivative contracts to hedge commodity pricing volatility. We use cash-settled commodity price swaps and options to reduce pricing volatility for a portion of our raw material, energy and other commodity purchases. We employ a systematic approach in order to mitigate the risk of potential volatile price movements of certain commodities. This approach is intended to protect us against a sharp rise in the price of commodities. However, engaging in the use of swaps, options and similar agreements for hedging entails a variety of risks. For example, if the price of an underlying commodity falls below the price at which we hedged the commodity, we will benefit from the lower market price for the commodity purchased, but may not realize the full benefit of the lower commodity price because of the hedged transaction. In certain circumstances we also could be required to provide collateral for a potential derivative liability or close our hedging transaction for the commodity. Additionally, there may be a timing lag (particularly for iron ore) between a decline in the price of a commodity underlying a derivative contract, which could require us to make payments in the short-term to provide collateral or settle the relevant hedging transaction, and the period when we experience the benefits of the lower cost input through physical purchases of the commodity the hedge covers. Further, for derivatives designated as cash flow hedges, we initially record the effective gains and losses in accumulated other comprehensive income (loss) and reclassify them to earnings in the same period we recognize the effect of the associated hedged transaction. We record all derivative gains or losses for which hedge accounting treatment has not been elected or from hedge ineffectiveness to earnings in the period the gain or loss occurs. Changes in the fair value of derivatives for which hedge accounting treatment has not been elected or greater hedge ineffectiveness than we anticipated on cash flow hedges may result in increased volatility in our reported earnings. The termination in 2016 of the pellet offtake agreement with Magnetation affects the accounting treatment of our existing iron ore derivatives contracts. As a result of the termination, we discontinued designating those derivatives contracts as hedging instruments and immediately recognize changes in the fair value of the derivative contracts in earnings when the change occurs, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. Each of these risks related to our hedging transactions could adversely affect our financial results and cash flows.

Risks related to the potential permanent idling of facilities. We perform strategic reviews of our business, which may include evaluating each of our plants and operating units to assess their viability and strategic benefits. As part of these reviews, we may idle—whether temporarily or permanently—certain of our existing facilities in order to reduce participation in markets where we determine that our returns are not acceptable. For example, in December 2015 we temporarily idled the Ashland Works Hot End to mitigate our exposure to the carbon steel spot market. If we decide to permanently idle the Ashland Works Hot End or any other facility or assets, we are likely to incur significant cash expenses, including those relating to labor benefit obligations, take-or-pay supply agreements and accelerated environmental remediation costs, as well as substantial non-cash charges for impairment of those assets and the effects on pension and OPEB liabilities. If we elect to permanently idle material facilities or assets, it could adversely affect our operations, financial results and cash flows.

Risk of inability to fully realize benefits of margin enhancement initiatives. In recent years we have undertaken several significant projects in an effort to lower costs and enhance margins. These projects and initiatives include efforts to focus production and sales on higher margin products, increase our operating rates and lower our costs. We identified a number of areas for enhancing profitability, including increasing our percentage of contract sales, producing and selling a higher-margin mix of products (including lowering our sales to the carbon steel spot market, which drove our decision to temporarily idle the Ashland Works Hot End) and developing new products that can command higher prices from customers. If one or more of these key cost-savings or margin enhancement projects are unsuccessful, or are significantly less effective in achieving the level and timing of combined cost savings or margin enhancement than we anticipated, or if we do not achieve results as quickly as anticipated, our financial results and cash flows could be adversely impacted.

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

We lease a building in West Chester, Ohio, which we use as our corporate headquarters. The initial term of the building lease expires in 2019 and there are two five-year options to extend the lease. We lease a building for our new Research and Innovation Center located in Middletown, Ohio, for an initial term expiring in 2034. We also lease an administration building located in Dearborn, Michigan.

Our operations consist primarily of eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia—and a tube manufacturing plant in Mexico. We own all of the domestic facilities and lease the Mexican tube manufacturing plant.

Ashland Works is located in Ashland, Kentucky, and produces carbon steel. It consists of a blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel and a coating line that helps to complete the finishing operation of material processed at Middletown Works. In December 2015, we temporarily idled the Hot End, which includes the blast furnace, basic oxygen furnaces and continuous caster, in response to excess global supply and the increase in low-priced imports into the United States. The Ashland Works Hot End remains temporarily idled. We elected not to idle the coating line at Ashland Works, which principally finishes steel for the automotive market.

Butler Works is located in Butler, Pennsylvania, and produces stainless, electrical and carbon steel. Melting takes place in a highly-efficient electric arc furnace that feeds an argon-oxygen decarburization unit for the specialty steels. A ladle metallurgy furnace feeds two double-strand continuous casters. Butler Works also includes a hot rolling mill, annealing and pickling units and two tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

Coshocton Works is located in Coshocton, Ohio, and consists of a stainless steel finishing plant containing two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, nine bell annealing furnaces, four hydrogen annealing furnaces, two bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

Dearborn Works is located in Dearborn, Michigan and its operations include carbon steel melting, casting, hot and cold rolling and finishing operations for carbon steel. It consists of a blast furnace, basic oxygen furnaces, two ladle metallurgy furnaces, a vacuum degasser and two slab casters. Dearborn Works also has a hot rolling mill, a pickle line/tandem cold mill, batch anneal shops, a temper mill and a hot-dip galvanizing line for finishing products.

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

Rockport Works is located near Rockport, Indiana, and consists of a carbon and stainless steel finishing plant containing a continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill.

Zanesville Works is located in Zanesville, Ohio, and consists of a finishing plant for some of the stainless and electrical steel produced at Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units.

AK Tube LLC (“AK Tube”), a subsidiary, has a plant in Walbridge, Ohio, which operates six electric resistance welder tube mills and a slitter. It also has a plant on leased property in Columbus, Indiana, which operates seven electric resistance welder and one laser welder tube mill. A leased facility in Franklin, Indiana operates a high-capacity, high-speed cold saw and six nick-and-shear cutting machines. AK Tube’s leased plant in Queretaro, Mexico operates an electric resistance welder tube mill.

AK Coal produces metallurgical coal from reserves in Somerset County, Pennsylvania.

Mountain State Carbon produces furnace and foundry coke from its cokemaking facility in Follansbee, West Virginia, which consists of four batteries.

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

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The reported high and low sales prices of the common stock for each quarter are presented below:

	2016		2015
	High	Low	High	Low
First Quarter	$4.48	$1.64	$6.17	$3.62
Second Quarter	5.50	3.31	5.93	3.81
Third Quarter	7.09	3.87	3.93	2.05
Fourth Quarter	11.39	4.42	3.25	1.99

As of February 15, 2017, there were 314,789,404 shares of common stock outstanding and held of record by 3,785 stockholders. The closing stock price on February 15, 2017, was $8.49 per share. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders. There were no unregistered sales of equity securities in the year ended December 31, 2016.

Although we have elected to suspend our dividend program, no covenant restrictions currently would restrict our ability to declare and pay a dividend to our stockholders. Our $1,500.0 asset-backed revolving credit facility (the “Credit Facility”) contains certain restrictive covenants which could, under certain circumstances, restrict the dividend payments, but none of those circumstances currently apply. Under these covenants, dividends are permitted as long as (i) availability exceeds $337.5 or (ii) availability exceeds $262.5 and we meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If we cannot meet either of these thresholds, dividend payments would be limited to $12.0 annually. At December 31, 2016, the availability under the Credit Facility significantly exceeded $337.5.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 2016	4,193	$4.91	—
November 2016	2,180	5.78	—
December 2016	—	—	—
Total	6,373	5.21	—	$125.6

(a)
During the quarter, we repurchased common stock owned by participants under the terms of the AK Steel Holding Corporation Stock Incentive Plan. To pay federal, state and local taxes due upon the vesting of restricted stock or performance shares, employees may have us withhold shares that have a fair market value equal to the minimum statutory withholding rate that tax authorities could impose on the transaction. We repurchase the withheld shares at the quoted average of the reported high and low sales prices on the day we withhold the shares.

(b)
On October 21, 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding equity securities. The Board of Directors’ authorization specified no expiration date.

The following graph compares cumulative total stockholder return on AK Holding’s common stock for the five-year period from January 1, 2012 through December 31, 2016, with the cumulative total return for the same period of (i) the Standard & Poor’s Small Cap 600 Stock Index, and (ii) the New York Stock Exchange Arca Steel Index. These comparisons assume an investment of $100 at the beginning of the period and reinvestment of dividends.

	January 1,	December 31,
	2012	2012	2013	2014	2015	2016
AK Holding	$100	$56	$99	$72	$27	$124
NYSE Arca Steel	100	102	104	75	42	80
S&P 600 Small Cap	100	115	160	167	162	202

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2016 are from the audited consolidated financial statements. This data should be read along with the consolidated financial statements presented in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Item 7.

	2016	2015	2014	2013	2012
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$5,882.5	$6,692.9	$6,505.7	$5,570.4	$5,933.7
Pension and OPEB net corridor charge	43.1	131.2	2.0	—	157.3
Operating profit (loss) (a)	230.2	86.7	139.4	135.8	(128.1)
Net income (loss) attributable to AK Steel Holding Corporation (b)	(7.8)	(509.0)	(96.9)	(46.8)	(1,027.3)
Basic and diluted earnings (loss) per share (b)	(0.03)	(2.86)	(0.65)	(0.34)	(9.06)
Other Data:
Cash dividends declared per common share	$—	$—	$—	$—	$0.10
Total shipments (in thousands of tons)	6,051.8	7,089.2	6,132.7	5,275.9	5,431.3
Selling price per ton	$969	$942	$1,058	$1,056	$1,092
Balance Sheet Data:
Cash and cash equivalents	$173.2	$56.6	$70.2	$45.3	$227.0
Working capital	958.4	763.6	832.8	372.2	557.1
Total assets	4,036.0	4,084.4	4,828.0	3,579.1	3,873.7
Current portion of long-term debt	—	—	—	0.8	0.7
Long-term debt (excluding current portion)	1,816.6	2,354.1	2,422.0	1,479.6	1,381.8
Current portion of pension and other postretirement benefit obligations	41.3	77.7	55.6	85.9	108.6
Pension and other postretirement benefit obligations (excluding current portion)	1,093.7	1,146.9	1,225.3	965.4	1,661.7
Total equity (deficit)	90.7	(595.6)	(77.0)	192.7	(91.0)

(a)
Under our method of accounting for pensions and other postretirement benefits, we recorded pension corridor charges of $78.4, $144.3, $2.0, and $157.3 in 2016, 2015, 2014 and 2012, and OPEB corridor credits of $35.3 and $13.1 in 2016 and 2015. In 2016, we also recorded pension settlement charges of $25.0 and costs of $69.5 to terminate a pellet offtake agreement and for related transportation costs. In 2015, we also recorded a charge for a temporary facility idling of $28.1.

(b)
Included in net income (loss) attributable to AK Steel Holding Corporation for 2015 were charges for the impairments of our investments in Magnetation of $256.3, or $1.44 per diluted share, and AFSG Holdings, Inc. (“AFSG”) of $41.6, or $0.23 per diluted share; and for 2012 was a charge to income tax expense of $865.5, or $7.63 per diluted share, for an increase in the valuation allowance on deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

We are the only steelmaker in the United States that can produce in all three major categories of flat-rolled steels— carbon, stainless and electrical. In addition, we are the only domestic producer operating both blast furnaces and electric arc furnaces, which provides us operational flexibility and the opportunity to innovate across markets and within our product portfolios. We operate eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia—and a tube manufacturing plant in Mexico. These operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that we sell in sheet and strip form, as well as carbon and stainless steel that we finish into welded steel tubing. We sell these products to our customers in three markets: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters markets. We sell carbon steel products principally to North American customers and electrical and stainless steel products both domestically and internationally. We also produce carbon and stainless steel that we finish into welded steel tubing used in the automotive, large truck, industrial and construction markets. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

We remain committed to safely operating our facilities and manufacturing the highest quality steels in an environmentally responsible manner. We experienced another year of outstanding safety performance in 2016 and continued to lead the steel industry in OSHA-recordable safety performance by a wide margin. Our focus on producing steels of the highest quality also continued, as we established several all-time company best records for quality performances. We also maintain an unwavering commitment to responsible environmental performance throughout our operations and good corporate citizenship in our communities. During 2016, we experienced a record year of environmental performance overall, as well as setting records at several of our individual facilities.

2016 Financial Results Overview

In 2016, we implemented a strategy to improve our product mix, strengthen our balance sheet and operate more efficiently and effectively to improve our profitability. We began a process to deemphasize commodity products and enhanced our operational footprint to maximize asset utilization. To reinforce our focus on value-added products, we continued our investments in research and innovation, including completing our new Research and Innovation Center in late 2016 and increasing the number of research engineers and scientists by approximately 30% over the last several years. Our focus on margin-enhancing activities, including better mix management, process improvements and a relentless focus on costs, significantly enhanced our margins. Consequently, our results in 2016 improved dramatically from 2015.

We completed 2016 with a net loss of $7.8, or $0.03 per diluted share of common stock, which compares favorably to our 2015 net loss of $509.0, or $2.86 per diluted share. Our 2016 adjusted net income (as defined in Non-GAAP Financial Measures) of $129.8, or $0.56 per diluted share, was a significant improvement from our 2015 adjusted net loss of $51.8, or $0.29 per diluted share. The financial results for 2016 include unrealized gains on iron ore derivatives of $45.6, or $0.20 per diluted share.

Our strategic decision to reduce exposure to the commodity markets resulted in 2016 net sales of $5.88 billion on shipments of 6,051,800 tons, a decrease from 2015 net sales of $6.69 billion on 7,089,200 tons. The reduction in shipments was primarily the result of lower levels of commodity carbon steel sold into the distributors and converters market, which declined by 41% in 2016 compared to 2015, as well as reduced shipments to the infrastructure and manufacturing market. These declines were partially offset by increased carbon and stainless steel shipments to the automotive industry. Reducing our shipments to commodity spot markets resulted in a higher average selling price for 2016, which increased 3% to $969 per ton from 2015.

Improving our product mix, optimizing our operational footprint, pursuing cost efficiencies and realizing lower costs for raw materials improved our adjusted EBITDA (as defined in Non-GAAP Financial Measures) to $501.9, or 8.5% of net sales, in 2016, from $393.4, or 5.9% of net sales, in 2015. We took various actions to implement these strategies, including temporarily idling our Ashland Works Hot End at the end of 2015 and increasing our operating rates at Middletown Works and Dearborn Works. Additional actions taken at all locations included efforts such as enhancing asset and resource utilization to reduce operating costs and modifying production capacity and operations for higher margin steel grades. Costs for natural gas and raw materials, especially iron ore pellets, coke and scrap, were favorable in 2016 compared to 2015. We recorded LIFO credits of $23.3 in 2016, compared to LIFO credits of $195.3 for 2015.

We also made substantial progress in strengthening our balance sheet during 2016. We nearly doubled our total liquidity at the end of 2016 to $1,353.8 from $700.2 at December 31, 2015. We refinanced $380.0 of debt to extend the maturity date and reduce the coupon rate and raised $600.4 in net proceeds from two equity offerings in 2016 that were used to reduce debt and for general corporate purposes. The proceeds from these equity offerings, along with cash generated from operations, considerably improved our balance sheet. Year-end 2016 liquidity of $1,353.8 consisted of cash and cash equivalents and $1,186.4 of availability under the company’s revolving credit facility.

Dearborn Acquisition

On September 16, 2014, we acquired Dearborn for a cash purchase price of $690.3, net of cash acquired. The acquisition included the Dearborn Works, the Mountain State Carbon cokemaking facility and interests in joint ventures that process flat-rolled steel products. Our financial results include the effects of the acquisition and Dearborn Works operations for periods after September 16, 2014, affecting comparability to prior periods.

2016 Compared to 2015

Steel Shipments

Steel shipments in 2016 were 6,051,800 tons, a 15% decrease from 2015 shipments of 7,089,200 tons. The decrease in overall shipments was principally driven by our strategic decision to reduce commodity steel sales to the distributors and converters market, which declined by 41% from 2015. Shipments by product category for 2016 and 2015 as a percent of total shipments, were as follows:

Shipments by Product Category

Net Sales

Net sales in 2016 were $5,882.5, a 12% decrease from 2015 net sales of $6,692.9. Our average selling price was $969 per net ton in 2016, a 3% increase from the 2015 average selling price of $942 per net ton. We received lower pricing in our automotive contracts in 2016, but the impact of better market conditions, reducing our participation in the commodity steel markets and capturing higher spot market pricing offset the automotive contract pricing declines. Net sales to customers outside the United States were $655.6, or 11% of total sales, for 2016, compared to $855.7, or 13% of total sales, for 2015, primarily due to lower electrical steel shipments.

The following table shows the percentage of our net sales to each of our markets:

Market	2016	2015
Automotive	66%	60%
Infrastructure and Manufacturing	16%	16%
Distributors and Converters	18%	24%

Cost of Products Sold

Cost of products sold in 2016 was $5,064.7, or 86.1% of net sales, and declined from 2015 cost of products sold of $6,032.0, or 90.1% of net sales, largely as a result of our decision to reduce shipments to the commodity spot markets. To generate these results, we optimized our operational footprint, pursued cost efficiencies and benefited from lower costs for raw materials. We also recorded unrealized gains of $45.6 from iron ore derivatives that no longer qualify for hedge accounting treatment after the termination of the pellet offtake agreement with Magnetation. Cost of products sold included outage costs of $62.1 in 2016, compared to $50.6 in 2015. In addition, LIFO credits were $23.3 in 2016, compared to LIFO credits of $195.3 in 2015. Costs for equipment maintenance, utilities and supplier obligations related to the temporarily idled facility were $22.1 in 2016.

Selling and Administrative Expense

Selling and administrative expense increased to $277.2 in 2016 from $261.9 in 2015. The increase was due primarily to an increase for employee incentive compensation as a result of meeting objectives under annual and long-term performance-based compensation plans, partially offset by cost reduction efforts achieved throughout 2016.

Depreciation Expense

Depreciation expense increased slightly to $216.6 in 2016 from $216.0 in 2015.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income of $43.8 in 2016 decreased from income of $63.0 in 2015. The decrease in income was principally a result of lower pension assets and related expected returns on assets.

We incurred a pension corridor charge of $78.4 and an OPEB corridor credit of $35.3 in 2016, and a pension corridor charge of $144.3 and an OPEB corridor credit of $13.1 in 2015. Although the corridor charges and credits affect reported operating and net income, they do not affect our cash flows in the current period. However, we expect to ultimately settle the pension and OPEB obligations in cash. See Critical Accounting Estimates for information on our policy for measurement and recognition of corridor charges (credits). We also recorded settlement losses of $25.0 in 2016 as a result of the purchase of non-participating annuity contracts for certain retirees and lump sum payouts to new retirees.

Charges for Termination of Pellet Agreement and Transportation Costs

In the fourth quarter of 2016, the United States Bankruptcy Court for the District of Minnesota approved a settlement agreement with certain third parties to terminate our long-term iron ore pellet offtake agreement with Magnetation and to wind down Magnetation’s business. In connection with that approval, we recognized charges of $69.5 in the fourth quarter of 2016 that covered both a $36.6 payment we made to the bankruptcy estate in the quarter and additional charges of $32.9 for remaining obligations under contracts with other third parties to transport pellets to our facilities for the next 12 years. We are actively working to mitigate these third-party transportation costs, though our ability to reduce them in whole or in part is uncertain. See Magnetation and Note 4 to the consolidated financial statements for further information.

Charge for Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works Hot End. We incurred a $28.1 charge in 2015 for supplemental unemployment and other employee benefit costs and equipment idling costs. Costs for equipment maintenance, utilities and supplier obligations related to the temporarily idled facility were $22.1 in 2016, which were included in cost of products sold and are expected to be at a similar level in 2017. Although we continue to maintain the facility in a manner that retains our ability to restart the Ashland Works Hot End if and when we deem such action to be advisable, we do not intend to restart the facility in the absence of market conditions and other factors that we determine will support the long-term profitability of the plant and its operations.

Operating Profit

Operating profit for 2016 of $230.2 was higher than 2015 operating profit of $86.7. Included in the 2016 operating profit was the net pension/OPEB corridor charge of $43.1, the pension settlement charges of $25.0 and charges for the termination of the Magnetation pellet offtake agreement and related transportation costs of $69.5. Included in the 2015 operating profit was the $28.1 charge to temporarily idle the Ashland Works Hot End and a net pension/OPEB corridor charge of $131.2. Also included in operating profit was SunCoke Middletown’s operating profit of $66.0 and $62.6 for 2016 and 2015.

Interest Expense

Interest expense for 2016 decreased to $163.9 from $173.0 in 2015. The decrease was primarily as a result of lower average Credit Facility borrowings outstanding during 2016 as compared to 2015 due to the two successful equity offerings completed during 2016.

Impairment of Magnetation Investment

We recognized a non-cash impairment charge of $256.3 in 2015 related to our investment in Magnetation. For further discussion, see Magnetation and Note 4 to the consolidated financial statements.

Impairment of AFSG Investment

During the fourth quarter of 2015, AK Steel received a cash distribution of $14.0 from AFSG, the holding company of our former insurance operations. After this distribution, we determined that our remaining investment in AFSG was impaired and we recognized a non-cash charge of $41.6 to write off the remaining investment in AFSG.

Other Income (Expense)

Other income (expense) was $4.9 of other expense for 2016 and other income of $1.4 for 2015. During 2016, we repurchased the $380.0 of senior secured notes due 2018 and an aggregate principal amount of $10.4 of senior notes due 2022. These 2016 debt transactions generated $9.4 of losses in other income (expense). During 2015, we repurchased an aggregate principal amount of $23.8 of senior notes due 2021 in private, open market transactions and recognized related gains of $9.4. See Note 6 to the consolidated financial statements for further information on long-term debt financing. Other income (expense) included our share of Magnetation losses of $16.3 for 2015.

Income Taxes

We recorded an income tax expense of $3.2 in 2016, compared to income tax expense of $63.4 in 2015. We adjust our tax valuation allowance on our deferred tax assets for changes in our LIFO reserve, significantly affecting our income tax provision. Therefore, the income tax expense was lower in 2016 from 2015 principally due to a significant decline in LIFO credits. In addition, the 2016 income tax expense included a non-cash income tax benefit of $4.5 from allocating income tax expense to other comprehensive income, compared to $13.2 in 2015.

Net Income (Loss) and Adjusted Net Income (Loss)

Net loss attributable to AK Holding in 2016 was $7.8, or $0.03 per diluted share. The net loss in 2016 included a pension corridor charge of $78.4, an OPEB corridor credit of $35.3 and pension settlement charges of $25.0, netting to $68.1, or $0.29 per diluted share. Additionally, the net loss in 2016 included charges to terminate the Magnetation pellet offtake agreement and related transportation costs of $69.5, or $0.30 per diluted share. Excluding the above charges, we reported adjusted net income of $129.8, or $0.56 per diluted share, for 2016.

Net loss attributable to AK Holding in 2015 was $509.0, or $2.86 per diluted share. The net loss in 2015 included a pension corridor charge of $144.3 and an OPEB corridor credit of $13.1, netting to $131.2, or $0.74 per diluted share. Additionally, the net loss in 2015 included an impairment charge for the Magnetation investment of $256.3, or $1.44 per diluted share, and an impairment charge for the AFSG investment of $41.6, or $0.23 per diluted share, and a charge to temporarily idle the Ashland Works Hot End of $28.1, or $0.16 per diluted share. Excluding these charges, we had an adjusted net loss of $51.8, or $0.29 per diluted share, for 2015.

Adjusted EBITDA

Adjusted EBITDA improved to $501.9, or 8.5% of net sales, in 2016, from $393.4, or 5.9% of net sales, in 2015.

2015 Compared to 2014

Steel Shipments

Steel shipments in 2015 were 7,089,200 tons, a 16% increase from 2014 shipments of 6,132,700 tons. The increase in overall shipments in 2015 compared to 2014 was principally from the addition of shipments from Dearborn Works following the September 2014 acquisition. As a result of the high level of imports in 2015, we targeted shipments to the automotive market and elected to reduce shipments to the carbon steel spot market. Primarily as a result of a relatively higher proportion of carbon spot market shipments in the Dearborn Works product mix compared to our historical mix, our higher-margin value-added shipments as a percent of total volume shipped decreased from 82.1% in 2014 to 79.3% in 2015. Shipments by product category for 2015 and 2014 as a percent of total shipments, were as follows:

Shipments by Product Category

Net Sales

Net sales in 2015 were $6,692.9, a 3% increase from 2014 net sales of $6,505.7. The increase in net sales is primarily due to the addition of net sales from Dearborn Works following the September 2014 acquisition. However, net sales did not increase as much as shipments did from 2014 to 2015, primarily due to sharply reduced market prices driven by global overcapacity and unfairly-traded, lower-priced foreign steel imports that flooded the domestic market in 2015. Our average selling price was $942 per net ton in 2015, an 11% decrease from the 2014 average selling price of $1,058 per net ton. Net sales to customers outside the United States were $855.7, or 13% of total sales, for 2015, compared to $755.4, or 12% of total sales, for 2014.

The following table shows the percentage of our net sales attributable to each of our markets:

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

Pension and OPEB Expense (Income)

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

Charge for Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works Hot End. We incurred a $28.1 charge during the quarter, which included $22.2 for supplemental unemployment and other employee benefit costs and $5.9 for equipment idling costs and other costs.

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

Impairment of AFSG Investment

As part of our ongoing strategic review of our business and operations, in the fourth quarter of 2015 we reevaluated our investment in AFSG, the holding company of our former insurance operations. During the fourth quarter of 2015, AK Steel received a cash distribution of $14.0 from AFSG. After this distribution, we determined that our remaining investment in AFSG is impaired and we recognized a non-cash charge of $41.6 to write off the remaining investment in AFSG.

Other Income (Expense)

Other income (expense) was $1.4 of income for 2015 and other expense of $21.1 for 2014. Other income (expense) included our share of Magnetation losses of $16.3 for 2015 and $15.2 for 2014. The Magnetation loss shown is our share of its results of operations for the first quarter of 2015. The results of operations for periods after March 31, 2015, do not include any losses of Magnetation as the basis in the Magnetation investment had been reduced to zero as of March 31, 2015, and we have no further investment commitments to Magnetation. During 2015, we repurchased an aggregate principal amount of $23.8 of the 2021 Notes in private, open market transactions and recognized gains on the repurchases of $9.4. Also affecting the year-to-year change in other income (expense) were $12.6 of costs we incurred in 2014 for committed bridge financing that we arranged but did not use for the Dearborn acquisition.

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

Net Income (Loss) and Adjusted Net Income (Loss)

Net loss attributable to AK Holding in 2015 was $509.0, or $2.86 per share. The net loss in 2015 included a pension corridor charge of $144.3 and an OPEB corridor credit of $13.1 netting to $131.2, or $0.74 per diluted share. Additionally the net loss in 2015 included an impairment charge for the Magnetation investment of $256.3, or $1.44 per diluted share, and an impairment charge for the AFSG investment of $41.6, or $0.23 per diluted share, and a charge to temporarily idle the Ashland Works Hot End of $28.1, or $0.16 per diluted share. Excluding the above charges, we had an adjusted net loss of $51.8, or $0.29 per diluted share, for 2015.

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

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA, adjusted EBITDA margin and adjusted net income (loss) that exclude the effects of noncontrolling interests, pension and OPEB net corridor and settlement charges, charges for the termination of a pellet offtake agreement and related transportation costs, impairment charges for our investments in Magnetation and AFSG and charges for temporarily idling facilities. We believe that reporting adjusted net income (loss) attributable to AK Holding (as a total and on a per share basis) with these items excluded more clearly reflects our current operating results and provides investors with a better understanding of our overall financial performance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, we have made adjustments to EBITDA to also exclude the effect of noncontrolling interests, pension and OPEB net corridor and settlement charges, charges for the termination of a pellet offtake agreement and related transportation costs, impairment charges for our investments in Magnetation and AFSG and charges for temporarily idling facilities. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze our financial results in relation to those of our competitors and to our prior financial performance by excluding items that otherwise would distort the comparison. Adjusted EBITDA, adjusted EBITDA margin and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

We recognize in our results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The need for a corridor charge is considered at any remeasurement date, but has generally only been recorded in the fourth quarter at the time of the annual remeasurement. After excluding the corridor charge, the remaining pension and OPEB expenses included in the non-GAAP measure are comparable to the accounting for pension and OPEB expenses on a GAAP basis in the first three quarters of the year and we believe this is useful to investors in analyzing our results on a quarter-to-quarter basis, as well as analyzing our results on a year-to-year basis. As a result of the corridor method of accounting, our subsequent financial results on both a GAAP and a non-GAAP basis do not contain any amortization of prior period actuarial gains or losses that exceeded the corridor threshold because those amounts were immediately recognized as a corridor adjustment in the period incurred. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when we perform a valuation. The two most significant of those assumptions are the discount rate we use to value projected plan obligations and the rate of return on plan assets. In addition, changes in other actuarial assumptions and the degree by which the unrealized gains or losses are within the corridor threshold before remeasurement will affect the corridor adjustment calculation. The effect of prevailing interest rates on the discount rate as of a measurement date and actual return on plan assets compared to the expected return will have a significant impact on our liability, corridor adjustment and following year’s expense for these benefit plans. For example, actuarial assumptions we made to remeasure the funded status of our pension and OPEB obligations in the fourth quarter of 2016 affected actuarial losses and the related pension/OPEB net corridor charge. The net corridor charge reflected (i) a decrease in the discount rate assumption used to determine pension liabilities from 4.15% at December 31, 2015 to 3.35% at the October 2016 remeasurement (an actuarial loss of approximately $221.1), partially offset by (ii) gains from changes in pension and OPEB mortality assumptions, lower claims costs and other demographic factors (netting to a gain of approximately $76.4) and (iii) the net effect of the difference between the expected annualized return on assets of 7.25% ($129.4) and the actual annualized return on assets of 12.7% as of the October 2016 remeasurement ($228.8) (netting to a gain of $99.4). We believe that the corridor method of accounting for pension and OPEB obligations is rarely used by other publicly traded companies. However, because other companies use different approaches to recognize actuarial gains and losses, our resulting pension and OPEB expense on a GAAP basis or a non-GAAP basis may not be comparable to other companies’ pension and OPEB expense on a GAAP basis. Although the net corridor charge reduces reported operating and net income, it does not affect our cash flows in the current period. However, we expect to ultimately settle the pension and OPEB obligations in cash.

Neither current shareholders nor potential investors in our securities should rely on adjusted EBITDA, adjusted EBITDA margin or adjusted net income (loss) as a substitute for any GAAP financial measure and we encourage investors and potential investors to review the following reconciliations of adjusted EBITDA and adjusted net income (loss).

Reconciliation of Adjusted EBITDA

	2016	2015	2014
Net income (loss) attributable to AK Holding	$(7.8)	$(509.0)	$(96.9)
Net income attributable to noncontrolling interests	66.0	62.8	62.8
Income tax expense	3.2	63.4	7.7
Interest expense	163.9	173.0	144.7
Interest income	(1.6)	(1.3)	(0.7)
Depreciation	216.6	216.0	201.9
Amortization	4.8	8.4	9.1
EBITDA	445.1	13.3	328.6
Less: EBITDA of noncontrolling interests (a)	80.8	77.1	77.2
Pension and OPEB net corridor and settlement charges	68.1	131.2	5.5
Charges for termination of pellet agreement and related transportation costs	69.5	—	—
Impairment of Magnetation investment	—	256.3	—
Impairment of AFSG investment	—	41.6	—
Charge for facility idling	—	28.1	—
Acquisition-related expenses	—	—	23.3
Adjusted EBITDA (b)	$501.9	$393.4	$280.2
Adjusted EBITDA margin	8.5%	5.9%	4.3%

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	2016	2015	2014
Net income attributable to noncontrolling interests	$66.0	$62.8	$62.8
Depreciation	14.8	14.3	14.4
EBITDA of noncontrolling interests	$80.8	$77.1	$77.2

(b)
Included in adjusted EBITDA for the year ended December 31, 2016, was $45.6 of unrealized gains on iron ore derivatives. See Note 17 to the consolidated financial statements for additional information.

Reconciliation of Adjusted Net Income (Loss)

	2016	2015	2014
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(7.8)	$(509.0)	$(96.9)
Pension and OPEB net corridor and settlement charges	68.1	131.2	5.5
Charges for termination of pellet agreement and related transportation costs	69.5	—
Impairment of Magnetation investment	—	256.3	—
Impairment of AFSG investment	—	41.6	—
Charge for facility idling	—	28.1	—
Acquisition-related expenses (net of tax)	—	—	31.7
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$129.8	$(51.8)	$(59.7)

Reconciliation to Diluted Earnings (Loss) per Share
Diluted earnings (loss) per share, as reported	$(0.03)	$(2.86)	$(0.65)
Pension and OPEB net corridor charge/settlement loss	0.29	0.74	0.04
Charges for termination of pellet agreement and related transportation costs	0.30	—	—
Impairment of Magnetation investment	—	1.44	—
Impairment of AFSG investment	—	0.23	—
Charge for facility idling	—	0.16	—
Acquisition-related expenses	—	—	0.21
Adjusted diluted earnings (loss) per share	$0.56	$(0.29)	$(0.40)

Liquidity and Capital Resources

One of our principal initiatives for 2016 was to strengthen our balance sheet and we made significant progress on this goal. Through a combination of cash flow from operations and proceeds from two equity offerings, we significantly reduced our indebtedness during the year. We ended 2016 with substantially higher liquidity than the prior year, no borrowings under our revolving credit facility and improved credit metrics.

At December 31, 2016, we had total liquidity of $1,353.8, consisting of $167.4 of cash and cash equivalents and $1,186.4 of availability under our $1,500.0 Credit Facility. The Credit Facility is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube, AK Steel Properties, Inc. and Mountain State Carbon, three 100%-owned subsidiaries of AK Steel. It is scheduled to expire in March 2019 and any amounts outstanding under it at the time of expiration would need to be repaid or refinanced. Our obligations under our Credit Facility are secured by our inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on our varying levels of eligible collateral. At December 31, 2016, our eligible collateral, after application of applicable advance rates, was $1,257.1. At December 31, 2016, we had no outstanding borrowings under the Credit Facility, and $70.7 of outstanding letters of credit that reduced availability. During the year ended December 31, 2016, our borrowings from the Credit Facility ranged from zero to $665.0, with outstanding borrowings averaging $292.6 per day. The Credit Facility provides us with enhanced liquidity and financial and strategic flexibility. See Restrictions Under Debt Agreements below for more information on the Credit Facility.

We believe that our current sources of liquidity will be adequate to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. Consolidated cash and cash equivalents of $173.2 at December 31, 2016, includes $5.8 of cash and cash equivalents of consolidated variable interest entities which are not available for our use. We may use the Credit Facility as necessary to fund requirements for working capital, capital investments and other general corporate purposes. Otherwise, we have no scheduled debt maturities until November 2019, when $150.0 of 5.0% Exchangeable Senior Notes (the “Exchangeable Notes”) are due.

We regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions as favorable, including issuing additional equity, as part of our efforts to reduce our leverage. For a discussion of 2016 capital market transactions, see Investing and Financing Activities. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

For longer-term obligations, we have significant debt maturities and other obligations that will be due in future periods, including possible required cash contributions to our qualified pension plan. For further information, see the Contractual Obligations section.

Cash from operating activities totaled $304.6 for 2016, which includes $83.3 that was generated by and can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Cash generated from a $112.4 decrease in inventory was offset by a $113.5 decrease in accounts payable. During the year, we made payments for pension and OPEB benefits of $67.4 (see Employee Benefit Obligations for more information) and a payment to the Magnetation bankruptcy estate to terminate a pellet offtake agreement for $36.6 (see Magnetation for more information). The remaining cash from operations was generated from normal business activities for the year.

Investing and Financing Activities

During 2016, net cash used for investing activities totaled $125.3, primarily due to capital investments of $127.6. In addition, we financed $25.2 of our new Research and Innovation Center through a capital lease that is excluded from cash flows for investing activities.

Net cash used by financing activities in 2016 of $62.7 primarily included funds raised from capital market transactions to reduce our debt, offset by our $550.0 repayment of borrowings on the Credit Facility. In the second quarter of 2016, we issued 59.8 million shares of common stock at $4.40 per share, and we used the net proceeds of $249.5 to reduce outstanding borrowings under the Credit Facility. In the fourth quarter of 2016, we issued an additional 74.8 million shares of common stock at $4.90 per share, and we used the net proceeds of $351.0 to reduce outstanding borrowings under the Credit Facility and for general corporate purposes.

To refinance near-term maturities, we issued $380.0 in principal amount of 7.50% senior secured notes due 2023 (“Secured Notes”) and repaid $251.7 in principal amount of the existing senior secured notes due 2018 (the “Old Notes”) through a tender offer in the second quarter of 2016. We subsequently called, repaid and retired the remaining $128.3 in principal of the Old Notes in the third quarter of 2016.

During 2016, we also repurchased some of our senior unsecured notes at a discount, as we bought a principal amount of $10.4 of notes that resulted in gains of $3.0. The total cash used for financing activities also includes $85.1 of payments from SunCoke Middletown to SunCoke.

Restrictions Under Debt Agreements

The Credit Facility and indentures governing our senior indebtedness and tax-exempt fixed-rate industrial revenue bonds (“IRBs”) (collectively, the “Notes”) contain restrictions and covenants that may limit our operating flexibility. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the total commitments under the Credit Facility or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. We are in compliance with restrictions and covenants under our Credit Facility and Notes and, in the absence of any significant and sustained material adverse events, expect that we will remain in compliance for the foreseeable future.

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

We do not expect any of these restrictions to affect or limit our ability to conduct our business in the ordinary course. During 2016, we were in compliance with all the terms and conditions of our debt agreements.

Capital Investments

Cash used for capital investments in 2016 totaled $127.6. For 2017, we expect to make capital investments of $130.0 to $150.0. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings from our Credit Facility. We currently anticipate that our normal, ongoing maintenance capital investments (i.e., excluding strategic investments and non-routine maintenance investments, such as blast furnace re-lines) will be at a similar level over the next few years.

Employee Benefit Obligations

In addition to actions taken in prior years to reduce the growth of benefit obligations, including freezing all benefits under our major pension plan, we have sought and will continue to actively seek options to de-risk our pension and OPEB obligations. During 2016, we purchased two non-participating annuity contracts with an insurance company and transferred to it our pension obligations of $210.3 for certain retirees or their beneficiaries receiving pension payments. In total, we transferred the obligations for approximately 10,000 retirees or their beneficiaries to the insurance company in exchange for a similar amount of pension trust assets. In addition to reducing our costs to maintain and administer benefits, these annuity contract transactions help to lower our risk related to our pension obligations, including the risk of lower investment returns on pension trust assets and lower discount rates, which would increase long-term cash funding of the pension plan. We also amended the pension plan as of January 1, 2016, to allow all new retirees to select a lump-sum payment option. During 2014, we provided a voluntary lump-sum settlement offer to terminated vested participants in the pension plan and as a result reduced a portion of the pension obligation. The pension plan paid approximately $105.0 in December 2014 out of the pension trust assets to participants.

We had no required pension contributions during 2016. Pension benefits under our major pension plan are frozen, but the plan is still underfunded. As a result, we will be required to make contributions to the plan’s pension trust of varying amounts until it is fully funded, and some of these contributions could be substantial. We have approximately $45.0 of required annual pension contributions for 2017. Based on current actuarial assumptions, we expect to make required annual pension contributions of approximately $60.0 for 2018 and $75.0 for 2019. The amount and timing of future required contributions to the pension trust depend on assumptions about future events. The most significant of these assumptions are the future investment performance of the pension funds, actuarial data about plan participants and the interest rate we use to discount benefits to their present value. Required contribution payments are more dependent on plan asset returns than in the past. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation or increased pension insurance premiums, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

We provide healthcare benefits to a significant portion of our employees and retirees. OPEB benefits have been either eliminated for new employees or are subject to caps on the share of benefits we pay. Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range that trends down from $40.0 in 2017 to $11.6 over the next 30 years.

Off-Balance Sheet Arrangements

There were no material off-balance sheet arrangements as of December 31, 2016.

Selected Factors that Affect Our Operating Results

Automotive Market

We sell a significant portion of our flat-rolled carbon and stainless steel products directly to automotive manufacturers and tier 1 suppliers, as well as to distributors, service centers and converters who in some cases resell the products to the automotive industry. We concentrate our carbon and stainless sales on the automotive market because these customers demand steels that are difficult to make and require the highest quality standards, just-in-time delivery, collaborative technical and customer support, and innovative products. In addition, certain competitors do not have the capability to supply all of the products that we make for our automotive customers, such as steel for exposed automotive applications and the most advanced grades of AHSS. These exacting conditions for servicing the automotive market generally enable us to seek higher selling prices than sales of more commodity types of carbon and stainless steels to other markets. Because the automotive market is an important element of our business and growth strategy, North American light vehicle production has a significant impact on our total sales and shipments. In 2016, the North American automotive industry continued to show improvement over 2015, as light vehicle production topped 17.8 million units, which was a 2% increase from 2015. The continued strength in the automotive market and our increased share of that market collectively increased our sales and shipments to that market in 2016. Light vehicle sales are projected to be flat or even contract slightly in 2017, but our objective is to deepen our penetration into the automotive market with our differentiated, high-value products.

Our goal to increase sales to the automotive industry faces potential challenges. Automotive manufacturers are under pressure to achieve heightened federally mandated fuel economy standards through 2025 (the Corporate Average Fuel Economy, or “CAFE,” standards), and they are currently testing alternatives to traditional carbon steels, including aluminum and other materials. This could reduce the aggregate volume of steel consumed by the automotive industry, and impact our share of that volume. To address this threat, we and others in the steel industry have been working to create new AHSS for vehicle designs, which will enable automotive manufacturers to achieve their desired lightweighting goals without converting to aluminum or other alternative materials. We are also developing leading-edge grades of AHSS for the exposed panels of vehicles, providing weight reduction levels that are similar to aluminum at a lower cost. We currently produce virtually every grade of AHSS used today in automotive designs and are developing the next generations of AHSS to provide even greater formability. In fact, we believe that we are currently the only domestic steel company that has produced a true third-generation AHSS product, which has groundbreaking attributes that may afford automotive manufacturers unique opportunities for designing future platforms of vehicles.

Specialty Stainless Steel Market

We focus our stainless steel sales on higher-margin, value-added chrome products, particularly for the automotive industry. We are a major stainless steel supplier to the automotive market by producing many of the most challenging stainless products at the highest quality levels while supplying customers with collaborative technical support and innovative new offerings. We also sell some commodity stainless steel products. In 2015, that market experienced a surge in what we believe were unfairly traded imports of stainless steel products, causing excess inventories and a decline in pricing. In addition, the commodity chrome nickel market suffered from a precipitous fall in nickel prices. Because of the resulting excess supply and decline in pricing, we lowered our shipments and exposure to the commodity market in 2015 and in 2016 initiated AD and CVD trade cases against Chinese imports of stainless steel. The Commerce Department has assessed significant preliminary duties against Chinese stainless steel imports, causing a partial recovery in stainless steel pricing during 2016. The stainless steel trade case continues to progress and we expect it to conclude during the first quarter of 2017. See Trade Cases in Note 10 to the consolidated financial statements for more information.

Electrical Steel Market

We are a global leader in producing the highest-quality electrical steel products. We sell our electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. We sell these products both domestically and internationally. We focus on the high-end of the electrical steel market, as grain-oriented electrical steel (“GOES”) is technically challenging to produce and typically commands a higher selling price than grades of non-oriented electrical steel. In the first quarter of 2016, we completed a capital investment at Butler Works to increase our GOES production capabilities.

We believe the superior efficiency of our GOES products, and particularly our TRAN-COR® family of GOES products, is attractive to customers in markets with increasing efficiency standards, such as Europe and the United States. In January 2016, new higher efficiency standards for distribution transformers went into effect in the United States, which strengthened the domestic demand for GOES products. However, electrical steel pricing declined in many international markets, which has invited a higher level of imports into the United States and threatens domestic electrical steel pricing. As a result, we continue to assess various alternatives to ensure that foreign producers of GOES are required to comply with U.S. trade laws, including encouraging the vigorous enforcement of existing laws and regulations. We also continue to explore new innovations to our electrical steel products, ensuring they remain sufficiently differentiated from market competition.

Carbon Steel Spot Market

We intentionally and substantially reduced our sales and shipments of lower-margin carbon steel to the spot market in 2016. In recent years, including most of 2015, a significant percentage of our sales and shipments of carbon steel were made into the domestic spot market. Generally, sales into the carbon steel spot market are sold at prevailing market prices, which can be highly volatile, and can be subject to intense competition from both low-cost domestic producers and cheap, unfairly traded foreign imports. Fluctuations in spot market prices have a direct effect on our results and are driven by factors mostly outside our control. In addition, the spot market price fluctuations do not always directly correlate with our raw material and energy costs and consequently we have limited ability to pass through increases in costs to customers absent increases in the market price.

Carbon steel imports into the domestic market peaked at the end of 2014, causing hot-rolled steel market prices to drop over 42% during 2015. We believe that this dramatic price decline was principally the result of a large increase in unfairly-traded imports of carbon steel that entered the U.S. supply chain during the second half of 2014 and much of 2015. In addition, we believe that weakness in the oil and gas markets due to the substantial decline in energy prices during 2015 encouraged our competitors to re-direct their production capacity to the carbon steel spot market, adding supply to that market and further lowering prices. In response to the challenges facing the carbon steel spot market, in late 2015 we implemented a strategy to reduce our exposure to that market. The most important action to implement this strategy was our decision to temporarily idle the Ashland Works Hot End, which allowed us to reduce our exposure to lower-margin, commodity steel products and focus our product mix on value-added steel products with better margins. The Ashland Works Hot End remains temporarily idled due to continued uncertainty of steel market conditions (including the longer-term outlook for import levels) and our ability to earn an appropriate return on its operations.

Innovation and Product Development

We have been increasing our investment in research and innovation. One of our principal strategies is to invest our time and resources to produce differentiated products that allow us to move up the value chain and serve both the current needs of our customers and the challenges they will face in the future. Our automotive customers have incorporated into their products our AHSS grades, such as Dual Phase 780 and 980, for both stamped and roll-formed parts. Our ULTRALUME® Press Hardenable Steel is an aluminum-silicon alloy coated steel our customers depend on when they require high strength parts with complex geometries. These steels, which are part of our AHSS portfolio, enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements.

In addition, we continue to develop new and improved electrical steel products for our customers to use for electricity transmission and distribution and hybrid/electric vehicles, as well as stainless steel and other specialty products for automotive and other markets. We believe these strategic initiatives and commitments to research and innovation will enhance our competitive advantage and position in growing customer markets.

Next-Generation Advanced High Strength Steels

We continue our development of new and improved products that exceed our customers’ exacting standards, focusing on Next-Generation AHSS to serve future automotive industry needs. Our goal is to ensure that our AHSS reduce the weight of automobile structural body components, while maintaining the strength characteristics valued by our customers. We are enabling our automotive customers to use our innovative steel products to help achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding the significant capital costs to re-design production facilities that alternative materials require.

In the fourth quarter of 2016, we commissioned a state-of-the-art hot-dip galvanizing line upgrade project at Dearborn Works with furnace technology that allows it to produce coated and cold-rolled Next-Generation AHSS on the same line. We have completed our investment, and are now testing the specialized heating and cooling process in order to produce AHSS materials for our customers in early 2017.

In August 2016, we launched NEXMET high-strength steels, an innovative family of steels for use in lightweighting in the automotive industry. NEXMET high-strength steels are the first of our planned new technologies that will produce improved formability at high strength levels and provide greater lightweighting opportunities for our automotive customers. In 2016, we introduced NEXMET 440EX, an exposed high strength steel that provides lightweighting opportunities in exposed automotive body panels. Our goal is to provide NEXMET 1000 and 1200 AHSS trial material to our customers in early 2017 for evaluation and qualification.

Third-Generation Advanced High Strength Steels

Looking beyond Next-Generation AHSS products, we continue to push our innovation efforts toward groundbreaking steel technologies, including collaborations with other companies. In April 2016, our joint development partner, NanoSteel Company, Inc., announced that we delivered Third-Generation AHSS (“3rd Gen AHSS”) to General Motors Corporation for testing. Since then, we have expanded the evaluation and testing of trial material to other original equipment manufacturers. This 3rd Gen AHSS, produced at our facilities using proprietary production methods, possesses a unique combination of strength and formability at high ultimate tensile strength, which we believe represents a leap in performance over both current and Next-Generation AHSS products. We anticipate that Next-Generation and 3rd Gen AHSS products will enable automotive manufacturers to stamp and form auto parts using traditional manufacturing methods without the additional infrastructure investment that would be required for aluminum and other competing materials.

CAFE Standards

Our extensive product portfolio encompassing carbon, stainless and electrical steel products positions us to collaborate with U.S. automotive manufacturers to assist their ongoing efforts to meet the CAFE standards. The CAFE standards generally require automobile manufacturers to meet an average fuel economy of 54.5 miles per gallon across the fleet of vehicles they produce by the year 2025, with certain milestones to be met in the interim periods. In January 2017, the U.S. government renewed its commitment to the 2025 CAFE standards. We are working very closely with our automotive customers and their suppliers to develop and produce a variety of products across our portfolio to support their achievement of the CAFE standards. These efforts include, for example:

•	electrical steels for motors in the next generations of hybrid and electrical vehicles;

•	stainless steels with increased corrosion resistance for use in exhaust systems and other components associated with hotter-burning engines that provide increased fuel economy; and

•
Next-Generation and 3rd Gen AHSS with high strength and formability, which will provide significant opportunities for lightweighting, thereby providing manufacturers similar overall reduction in weight relative to aluminum at a much lower cost.

Research and Innovation Center

Over 100 members of our expanded innovation team of researchers, scientists and engineers moved into the new Research and Innovation Center in the Cincinnati/Dayton growth corridor in 2016. The new facility replaces our former research facility in Middletown, Ohio, and supports our innovation team to expand its leading-edge research, applications engineering, advanced engineering, product development and customer technical services. The facility includes pilot lines and features new operational simulators that replicate critical steel manufacturing operations, helping us pursue our innovation initiatives.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for our steel manufacturing operations. We purchased approximately 6.9 million tons of iron ore pellets in 2016 and expect to purchase a similar amount in 2017. We make most of our purchases of iron ore at negotiated prices under multi-year agreements. For 2017, we expect to purchase most of our iron ore from one supplier. The price we pay for iron ore is affected by a variety of factors under the terms of our contracts, including measures of general industrial inflation and steel prices and a variable-price mechanism that adjusts the annual average price we pay for iron ore based on reference to an iron ore index referred to as the “IODEX”. A change in one of more of the factors upon which our iron ore price is determined (whether that may be the IODEX, inflation, steel prices or other indices) typically affects to varying degrees the price we pay for iron ore. Thus, the actual impact on us from a change in these factors will vary depending on the percentage of the total iron ore we purchase under each contract and how much each factor is weighted for pricing under each contract. The prices we pay for iron ore are less dependent on the IODEX than in prior years as a result of our termination of the pellet offtake agreement with Magnetation and the pricing terms in our current iron ore supply agreements. In addition, the total net cost we pay for iron ore is affected by our hedging activities, which are described below.

In addition to integrated risk strategies, we use derivative financial instruments to manage iron ore price risk that we cannot mitigate through our customer contracts. We use derivative instruments to reduce our exposure if iron ore costs increase, but these instruments can also reduce potential benefits if iron ore costs decline. We employ a systematic approach in our hedging strategy to mitigate iron ore exposure. We hedge a higher proportion of our near-term iron ore exposure and a lower proportion for our longer-term exposure through a combination of swaps and options. As of December 31, 2016, we have hedged the IODEX component for a portion of our iron ore purchases for 2017 and 2018 through the use of iron ore derivatives with notional amounts of 1,550,000 tons and 1,005,000 tons. Our hedging activities further reduce our exposure to changes in the IODEX on the total cost we pay for iron ore. The termination in 2016 of the pellet offtake agreement with Magnetation affected the accounting treatment of our existing iron ore derivatives contracts. As a result of the termination, we were required to discontinue designating those derivatives contracts as hedging instruments, and we immediately recognize changes in the fair value of the derivative contracts in earnings when the change occurs, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. See Commodity Price Risk in Item 7A, Quantitative and Qualitative Disclosures about Market Risk for further information.

Potential Impact of Climate Change Legislation

In 2010, the EPA issued a final “tailoring rule” providing new regulations governing major stationary sources of greenhouse gas emissions under the Clean Air Act. Generally, the tailoring rule requires that new or modified sources of high volumes of greenhouse gases must follow heightened permit standards and lower emissions thresholds. The EPA continues to work on further rules on greenhouse gas emissions that would apply more broadly and to lower levels of emission sources. On June 23, 2014, the U.S. Supreme Court partially upheld and partially invalidated the tailoring rule. The decision’s impact will often require us to conduct a best available control technology analysis for greenhouse gases for new major projects. The tailoring rule will not materially adversely affect us in the near term and we cannot reliably estimate the regulation’s long-term impact. However, there are a number of factors that may affect us, including EPA’s tailoring rule and other similar regulations, such as the EPA’s Clean Power Plant Rule established on August 3, 2015, implications from the proposed “Paris Agreement” arising from the 2015 United Nations Climate Change Conference (which remains subject to Congressional ratification) or similar accords relating to climate change. These and other factors will likely cause us to suffer negative financial impacts over time from increased energy, environmental and other costs needed to comply with the limitations that would be imposed on us directly or indirectly through our suppliers.

In addition, the possibility exists that further limitations on greenhouse gas emissions may be imposed in the United States in the future through some form of federally-enacted legislation or by additional regulations. In the past, bills have been introduced in the United States Congress that aim to limit carbon emissions over long periods from facilities that emit significant amounts of greenhouse gases. Such bills, if enacted, would apply to the steel industry, in general, and to us, in particular, because producing steel from elemental iron creates carbon dioxide, one of the targeted greenhouse gases. Although we and other steel producers in the United States are actively participating in research and development to develop technology for lower-emission steelmaking processes, developing these technologies will take time and nobody can predict when, or if, they will be successful. To address this need for developing new technologies, not just in the steel industry but elsewhere, some of the proposed legislative bills include a system of carbon emission credits, which would be available to certain companies for a period, similar to the European Union’s existing “cap and trade” system. Each of these bills is likely to be altered substantially if it moves through the legislative process, making it virtually impossible to forecast the provisions of any final legislation and its effects on us.

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

The enactment of climate control legislation or regulation also could have some beneficial impact on us, which may somewhat reduce the adverse effects noted above. For example, if climate change legislation provides further incentives for energy efficiency, up to certain levels, we could benefit from increased sales of our GOES products, which are among the most energy efficient electrical steels in the world. We sell our electrical steels primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators, the demand for which could grow in the event energy efficiency standards increase. Moreover, if climate control legislation or regulation continues to drive automotive manufacturers to meet higher fuel efficiency targets, we could benefit from increased sales of our broad portfolio of products: electrical steel for hybrid and electric vehicles, stainless steels needed for exhaust systems and other components for more efficient engines, and AHSS steels to lightweight the exterior and bodies of automobiles. In addition, climate control legislation may enhance sales of our products in different ways. For instance, if the legislation promotes the use of renewable energy technology, such as wind or solar technology, it could increase demand for our high-efficiency electrical steel products used in power transformers, which are needed to connect these new sources to the electricity grid.

Any effect on us would depend on the final terms of any climate control legislation or regulation enacted. Presently, we are unable to predict with any reasonable degree of accuracy when or even if climate control legislation or regulation will be enacted, or if it is, what its terms and applicability to us will be. As a result, we currently have no reasonable basis on which we can reliably predict or estimate the specific effects any eventually enacted laws may have on us or how we may be able to reduce any negative impacts on our business and operations. In the meantime, the items described above provide some indication of the potential impact on us from climate control legislation or regulation generally. We will continue to monitor the progress of such legislation and/or regulation closely.

The future impacts and effects of legislation and regulations relating to climate change, greenhouse gas emissions and other environmental matters over the coming years have become increasingly uncertain as a result of the changing political landscape following the transition to a new U.S. Presidential administration.

Labor Agreements

At December 31, 2016, we employed approximately 8,500 people, of which approximately 6,100 are represented by labor unions under various contracts that expire between 2017 and 2019.

In the third quarter of 2016, members of the United Auto Workers, Local 3303, ratified a labor agreement covering approximately 1,200 employees at Butler Works. The new agreement is scheduled to expire on April 1, 2019.

An agreement with the United Steel Workers, Local 169, which represents approximately 310 hourly employees at our Mansfield Works located in Mansfield, Ohio, is scheduled to expire on March 31, 2017.

An agreement with the United Auto Workers, Local 600, which represents approximately 1,160 hourly employees at our Dearborn Works located in Dearborn, Michigan, is also scheduled to expire on March 31, 2017.

An agreement with the United Auto Workers, Local 3044, which represents approximately 190 production employees at our Rockport Works located in Rockport, Indiana, is scheduled to expire on September 30, 2017. As of January 1, 2016, approximately 140 hourly Rockport Works maintenance employees transferred to our employment from an independent contractor. We have been negotiating with the United Auto Workers for the terms for these employees to be added to the union.

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

Inventory Costing

We value inventories at the lower of cost or market, and we measure the cost of the majority of inventories on the LIFO method. The LIFO method allocates the most recent costs to cost of products sold and, therefore, recognizes into operating results fluctuations in raw material, energy and other inventoriable costs more quickly than other methods. Other inventories, consisting mostly of foreign inventories and certain raw materials, are measured principally at average cost. We can only make an actual valuation of the inventory under the LIFO method at the end of the year based on inventory levels and costs at that time. Therefore, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs. Because these are affected by many factors beyond our control, annual LIFO expense or income may significantly differ from the estimated amounts calculated at interim dates.

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

Pension and OPEB Plans

Accounting for retiree pension and healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, the benchmark interest rate used to discount benefits to their present value, anticipated future increases in healthcare costs and our obligations under collective bargaining agreements with respect to pension and healthcare benefits for retirees. Changing any of these assumptions could have a material effect on the calculation of our total obligation for future pension and healthcare benefits.

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation or remeasurement is performed. The major factors contributing to our actuarial gains and losses are changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants. We believe the mortality assumptions selected for determining the expected lives of plan participants are most closely associated with the expected lives of our plan participants. However, selecting other available assumptions would likely increase the plan obligations. In addition, a major factor contributing to actuarial gains and losses for pension plans is the difference between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional factors generally contributing to actuarial gains and losses. However, we do not expect changes in these OPEB assumptions to have a material effect on us since most of the plans have caps on the share of benefits we pay. In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense we record. For example, a 25 basis point decrease in the discount rate would decrease the interest cost component of pension income in 2017 by $4.5. A 25 basis point decrease in the discount rate would have increased the pension obligation at December 31, 2016, by approximately $65.0 and the OPEB obligation by approximately $11.0. A 100 basis point decrease in the expected rate of return on pension plan assets would decrease the projected 2017 pension income by approximately $20.8.

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

Asset Impairment

We have various assets that are subject to impairment testing, including equity method investments, property, plant and equipment and goodwill. If circumstances indicate that an asset has lost value below its carrying amount, we review the asset for impairment. We evaluate the effect of changes in operations and estimate future cash flows to measure fair value. We use assumptions, such as forecasted growth rates and cost of capital, as part of these analyses and our selections of the assumptions to use can result in different conclusions. We believe the data and assumptions used are appropriate in the circumstances and consistent with internal projections. The most recent annual goodwill impairment test indicated that the fair value of its relevant reporting unit was in excess of its carrying value. However, our businesses operate in highly cyclical industries and the valuation of these businesses can fluctuate, which may lead to impairment charges in future periods. Fair value is determined using quoted market prices, estimates based on prices of similar assets, or anticipated cash flows discounted at a rate commensurate with risk.

We consider the need to evaluate long-lived assets for indicators of impairment at least quarterly to determine if events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We evaluate long-lived assets for impairment based on a collective asset grouping that includes the operations of all facilities. We manage our operations as part of an “integrated process” that allows us to route production to various facilities so that we can maximize financial results and cash flows. As a result of the integrated process and our organization, cash flows are not identifiable to asset groups at a level lower than the consolidated results. If the carrying value of a long-lived asset exceeds its fair value, we determine that an impairment has occurred and we recognize a loss based on the amount that the carrying value exceeds the fair value, less cost to dispose, for assets we plan to sell or abandon. As a result of the temporary idling of the Ashland Works blast furnace and steelmaking operation in 2015, we considered the need for an impairment of the long-lived assets and determined that no impairment was indicated based on the expected temporary nature of the idling. At the end of 2016, we updated our assessment of the need for impairment of the temporarily idled Ashland Works’ long-lived assets and determined that no impairment exists since we believe the idling is still temporary. The Ashland Works Hot End remains temporarily idled due to continuing uncertainty regarding future steel market conditions (including for the longer-term outlook for import levels) and our ability to earn an appropriate return on its operations.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our full-year 2017 outlook:

1)
Based on our current forecast for raw material prices and anticipated inventory levels at the end of 2017, we currently expect that we could incur LIFO expense for the full year of approximately $100.0. However, raw material prices have been very volatile, and a combination of changes in raw material costs, other input costs or anticipated year-end inventory levels will affect our LIFO estimate and the amount recorded in the first quarter and full year.

2)
We expect outage expenses to be approximately $90.0 in 2017 compared to $62.1 in 2016. The increase is primarily due to a major routine planned outage scheduled in the second half of 2017 at the Middletown Works blast furnace and melt shop.

3)	We expect pension and OPEB income of approximately $65.0 in 2017. Our required annual pension plan contribution is approximately $45.0 for 2017.

4)	We estimate depreciation expense for 2017 will be similar to 2016.

5)
We expect that we will record an income tax benefit for 2017, primarily associated with the forecasted 2017 LIFO expense. Cash taxes for the same period will be minimal given our net operating loss carryforward positions.

6)	We estimate capital investments of approximately $130.0 to $150.0 in 2017.

7)	We expect working capital to be a small use of cash in 2017, although we drive to keep it neutral each year.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. There are many other factors that could significantly affect our 2017 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers and suppliers. Therefore, our outlook may change as a result of those and other factors.

Contractual Obligations

In the ordinary course of business, we enter into agreements that obligate us to make legally enforceable future payments. These agreements include those for borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations we have as of December 31, 2016.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$—	$150.0	$943.3	$751.8	$1,845.1
Interest on debt (a)	138.1	275.5	186.8	93.8	694.2
Lease obligations	16.0	26.7	19.1	48.4	110.2
Purchase obligations and commitments	2,399.1	3,191.4	2,224.8	3,226.8	11,042.1
Pension and OPEB obligations (b)	41.3	76.7	69.9	947.1	1,135.0
Other non-current liabilities	—	52.9	37.1	58.4	148.4
Total	$2,594.5	$3,773.2	$3,481.0	$5,126.3	$14,975.0

(a)	Amounts include contractual interest payments using the interest rates as of December 31, 2016 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.

(b)
Future cash contributions to our qualified pension trust are not included in the table above. We have approximately $45.0 of required contributions for 2017. Based on current actuarial assumptions, the estimates for our contributions are approximately $60.0 for 2018 and $75.0 for 2019. Estimates of cash contributions to the pension trust to be made after 2017 are uncertain since several variable factors impact defined benefit pension plan contributions and required contributions are significantly affected by asset returns. Because we expect the pension trust to make pension benefit payments beyond the next five years, the net pension liability is included in the More than 5 years column. We estimate benefit payments, after receipt of Medicare subsidy reimbursements, will be $40.0 for 2017 and we expect them to trend down to $11.6 over the next 30 years. For a more detailed description of these obligations, see Note 7 to the consolidated financial statements.

In calculating the amounts for purchase obligations, we identified contracts where we have a legally enforceable obligation to purchase products or services from the vendor or make payments to the vendor for an identifiable period. For each identified contract, we determined our best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) both parties would adhere to the contract in good faith throughout its term, (4) prices in the contract and (5) the effect of the Ashland Works temporary idling. Because of changes in the markets we serve, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the amounts presented above. For example, circumstances could arise which create exceptions to minimum purchase obligations in the contracts. We calculated the purchase obligations in the table above without considering such exceptions.

A number of our purchase contracts specify a minimum volume or price for the products or services covered by the contract. If we were to purchase only the minimums specified, the payments in the table would be reduced. Under “requirements contracts” the quantities of goods or services we are required to purchase may vary depending on our needs, which are dependent on production levels and market conditions at the time. If our business deteriorates or increases, the amount we are required to purchase under such a contract would likely change. Many of our agreements for the purchase of goods and services allow us to terminate the contract without penalty if we give 30 to 90 days’ notice. Any such termination could reduce the projected payments.

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

The other long-term liabilities on our consolidated balance sheets include accruals for environmental and legal issues, employment-related benefits and insurance, liabilities established for uncertain tax positions, and other obligations. These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services. The ultimate amount and timing of payments are uncertain and, in many cases, depend on future events occurring, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

Magnetation

In 2011, we invested in a 49.9% equity interest in the Magnetation joint venture, which operated iron ore concentrate plants located in Minnesota and an iron ore pelletizing plant in Reynolds, Indiana. Through an offtake agreement, we had the right to purchase all the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota.

On October 6, 2016, the Bankruptcy Court approved a Global Settlement Agreement (“Settlement Agreement”) among us, Magnetation, Magnetation Inc., and Magnetation’s revolving credit facility lenders, senior secured noteholders and debtor-in-possession facility lenders to terminate the iron ore pellet offtake agreement with Magnetation and to wind down Magnetation’s business. Among other terms of the Settlement Agreement, we agreed to make a cash payment (“Termination Payment”) to Magnetation’s Chapter 11 estate in order to terminate our offtake agreement with Magnetation and cease purchasing iron ore pellets from Magnetation. The next day, the transactions contemplated by the Settlement Agreement were completed and we made a Termination Payment of $36.6, thereby terminating the pellet offtake agreement. In connection with the approval of the Settlement Agreement, we recognized charges of $69.5 in the fourth quarter of 2016, consisting of the $36.6 Termination Payment and additional charges of $32.9 for remaining obligations under contracts with other third parties to transport pellets to our facilities over the next 12 years. We are working on actions to mitigate our costs for these contracts, but can give no assurance that we will be successful.

We currently anticipate that we can purchase replacement iron ore pellets from third-party producers who can meet our future needs by offering superior reliability, consistent quality and more competitive pricing. In addition, we expect terminating our offtake agreement with Magnetation will allow us to benefit from enhanced flexibility with iron ore pellets. We currently anticipate that by the end of 2017 we will recoup the cost of the Termination Payment with financial benefits from cost savings and cost avoidance, including savings resulting from lower pricing of replacement iron ore pellets from other suppliers.

The offtake agreement termination will have an impact on the future accounting treatment of existing iron ore derivatives contracts. We previously designated certain derivative contracts as cash flow hedges on a portion of the Magnetation iron ore purchases. As a result of the offtake agreement termination, we discontinued designating those derivatives contracts as hedging instruments, which potentially increases the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition. Changes in the fair value of the derivative contracts not accounted for as qualifying hedges for accounting purposes are immediately recognized in cost of products sold when the change in fair value occurs, instead of when we recognize costs for the underlying purchases of iron ore.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for us beginning January 1, 2018. The guidance permits two methods of adoption—retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method as of January 1, 2018. We are evaluating the effect of the adoption of Topic 606 on our financial position and results of operations.

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 is effective for us beginning January 1, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our financial position and results of operations.

FASB issued a standard update during the first quarter of 2016 to simplify several aspects of the accounting for employee share-based payments. The new guidance requires companies to record excess tax benefits and tax deficiencies in the income statement when stock awards vest or are settled. In addition, companies will no longer separately classify cash flows related to excess tax benefits as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of each employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on each employee’s behalf for withheld shares should be presented as a financing activity on companies’ cash flows statements, and provides an accounting policy election to account for forfeitures as they occur. This update is effective for us beginning January 1, 2017. We are currently evaluating the effect of the adoption of this update on our financial position and results of operations, but expect the adoption to have a minimal effect on us. We do not expect that recognizing previously unrecorded excess tax benefits will have a material effect on our results of operations since we expect to record a valuation allowance that offsets deferred tax assets generated from recognizing those benefits. We intend to elect to continue to estimate forfeitures expected to occur to determine the compensation cost we recognize each period. The presentation requirements for cash flows related to employee taxes paid for withheld shares will have no effect on us since we have historically presented these as a financing activity.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model. The new standard will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the effect of this standard on our financial position and results of operations.

Forward-Looking Statements

Certain statements we make or incorporate by reference in this Form 10-K, or make in other documents we furnished to or file with the Securities Exchange Commission, as well as in press releases or in oral presentations made by our employees, reflect our estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements. These forward-looking statements reflect our current beliefs and judgments, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently affected by economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond our control, and upon assumptions with respect to future business decisions and conditions that may change. In particular, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

Our primary areas of market risk include changes in (a) interest rates, (b) commodity prices and (c) foreign currency exchange rates.

Interest Rate Risk

We manage interest rate risk in our capital structure by issuing variable- and fixed-rate debt and by utilizing our Credit Facility, which is affected by variable interest rates. Our outstanding long-term indebtedness (excluding unamortized debt discount and premium and debt issuance costs and our capital lease) was $1,845.1 and $2,405.5 at December 31, 2016 and 2015. The amount outstanding at December 31, 2016, consisted of $1,819.1 of fixed-rate debt and $26.0 of variable-rate IRBs. There were no borrowings from our Credit Facility outstanding at December 31, 2016. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings from the Credit Facility. For example, a 1% increase in interest rates would increase annual interest expense by approximately $0.3 on our outstanding debt at December 31, 2016.

Commodity Price Risk

Commodity prices for certain carbon, stainless and electrical steels and raw material and energy inputs represent a source of market risk. Prices for certain raw materials and energy have been volatile over the last several years, with chrome, iron ore, natural gas, zinc, and scrap being especially volatile. We attempt to mitigate commodity price risk by aligning fixed and variable components in the following commitments:

•	customer pricing contracts

•	supplier purchasing agreements

•	derivative financial instruments

Some customer contracts have fixed-pricing terms, which increase our exposure to fluctuations in raw material and energy costs. To reduce our exposure, we enter annual, fixed-price agreements for certain raw materials. Some of our existing multi-year supply agreements have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed our needs. Absent exceptions for force majeure and other circumstances affecting the legal enforceability of the agreements, these minimum purchase requirements may compel us to purchase quantities of raw materials that could significantly exceed our anticipated needs or pay damages to the supplier for shortfalls. In these circumstances, we would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that we would not be successful in reducing purchase quantities, either through negotiation or litigation. If that occurred, we would likely be required to purchase more of a particular raw material in a particular year than we need, negatively affecting our results of operations and cash flows.

In many cases, our customer contracts do not include variable-pricing mechanisms that adjust selling prices in response to changes in the costs of certain raw materials and energy, though some of our customer contracts include such mechanisms. We may enter multi-year purchase agreements for certain raw materials with similar variable-price mechanisms, allowing us to achieve natural hedges between the customer pricing contracts and supplier purchasing agreements. Therefore, in some cases price fluctuations for energy (particularly natural gas and electricity), raw materials (such as scrap, chrome, zinc and nickel) or other commodities may be, in part, passed on to customers rather than absorbed solely by us. There is a risk, however, that the variable-price mechanisms in the sales contracts may not necessarily change in tandem with the variable-price mechanisms in our purchase agreements, negatively affecting our results of operations and cash flows.

If we are unable to align fixed and variable components between customer pricing contracts and supplier purchasing agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. We routinely use these derivative instruments to hedge a portion of our natural gas, iron ore, zinc and electricity requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.

For derivatives designated in cash flow hedging relationships, we record the effective portion of the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of goods sold in the same period when the associated underlying transactions occur. At December 31, 2016, accumulated other comprehensive income (loss) included $32.5 in unrealized pre-tax gains for these derivative instruments. All other commodity price swaps and options are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 17 of the consolidated financial statements for further information on our outstanding derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2016, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities:

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$14.0	$35.1
Zinc	6.8	17.1
Electricity	5.1	12.7
Iron ore	16.8	36.3

Because we structure and use these instruments as hedges, the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product would offset these hypothetical losses. We do not enter into swap or option contracts for trading purposes.

Foreign Currency Exchange Rate Risk

A portion of our intercompany receivables that are denominated in foreign currencies are exposed to risks from exchange rate fluctuations. We use forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2016 and 2015, we had outstanding forward currency contracts with a total contract value of $5.3 and $60.3 for the sale of euros. Based on the contracts outstanding at December 31, 2016, a 10% change in the dollar-to-euro exchange rate would result in a pre-tax impact of $0.5 on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable. See Note 17 of the consolidated financial statements for further information on our outstanding forward contracts.

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

Dated:	February 17, 2017	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 17, 2017	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AK Steel Holding Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 17, 2017

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015 and 2014
(dollars in millions, except per share data)
	2016	2015	2014

Net sales	$5,882.5	$6,692.9	$6,505.7

Cost of products sold (exclusive of items shown separately below)	5,064.7	6,032.0	6,007.7
Selling and administrative expenses (exclusive of items shown separately below)	277.2	261.9	247.2
Depreciation	216.6	216.0	201.9
Pension and OPEB expense (income) (exclusive of corridor and settlement charges shown below)	(43.8)	(63.0)	(92.5)
Pension and OPEB net corridor charge	43.1	131.2	2.0
Pension settlement charges	25.0	—	—
Charges for termination of pellet agreement and related transportation costs	69.5	—	—
Charge for facility idling	—	28.1	—
Total operating costs	5,652.3	6,606.2	6,366.3
Operating profit	230.2	86.7	139.4
Interest expense	163.9	173.0	144.7
Impairment of Magnetation investment	—	(256.3)	—
Impairment of AFSG investment	—	(41.6)	—
Other income (expense)	(4.9)	1.4	(21.1)
Income (loss) before income taxes	61.4	(382.8)	(26.4)
Income tax expense	3.2	63.4	7.7
Net income (loss)	58.2	(446.2)	(34.1)
Less: Net income attributable to noncontrolling interests	66.0	62.8	62.8
Net income (loss) attributable to AK Steel Holding Corporation	$(7.8)	$(509.0)	$(96.9)
Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.03)	$(2.86)	$(0.65)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2016, 2015 and 2014
(dollars in millions)
	2016	2015	2014
Net income (loss)	$58.2	$(446.2)	$(34.1)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(1.5)	(3.1)	(3.7)
Cash flow hedges:
Gains (losses) arising in period	56.1	(64.2)	(51.6)
Reclassification of losses (gains) to net income (loss)	27.2	61.4	1.1
Pension and OPEB plans:
Prior service credit (cost) arising in period	(8.3)	(7.7)	10.9
Gains (losses) arising in period	11.6	(60.8)	(422.5)
Reclassification of prior service cost (credits) included in net income (loss)	(54.8)	(60.2)	(68.9)
Reclassification of losses (gains) included in net income (loss)	97.9	165.0	6.9
Other comprehensive income (loss), before tax	128.2	30.4	(527.8)
Income tax expense in other comprehensive income (loss)	4.5	13.2	—
Other comprehensive income (loss)	123.7	17.2	(527.8)
Comprehensive income (loss)	181.9	(429.0)	(561.9)
Less: Comprehensive income attributable to noncontrolling interests	66.0	62.8	62.8
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$115.9	$(491.8)	$(624.7)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(dollars in millions, except per share data)
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$173.2	$56.6
Accounts receivable, net	442.0	444.9
Inventory, net	1,113.9	1,226.3
Other current assets	94.6	78.4
Total current assets	1,823.7	1,806.2
Property, plant and equipment	6,569.0	6,466.0
Accumulated depreciation	(4,554.6)	(4,379.5)
Property, plant and equipment, net	2,014.4	2,086.5
Other non-current assets:
Other non-current assets	197.9	191.7
TOTAL ASSETS	$4,036.0	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$589.9	$703.4
Accrued liabilities	234.1	261.5
Current portion of pension and other postretirement benefit obligations	41.3	77.7
Total current liabilities	865.3	1,042.6
Non-current liabilities:
Long-term debt	1,816.6	2,354.1
Pension and other postretirement benefit obligations	1,093.7	1,146.9
Other non-current liabilities	148.4	136.4
TOTAL LIABILITIES	3,924.0	4,680.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	21.3	—
Equity (deficit):
Common stock, authorized 450,000,000 shares of $.01 par value each; issued 314,739,500 and 178,284,137 shares in 2016 and 2015; outstanding 314,160,557 and 177,893,562 shares in 2016 and 2015	3.1	1.8
Additional paid-in capital	2,855.4	2,266.8
Treasury stock, common shares at cost, 578,943 and 390,575 shares in 2016 and 2015	(2.4)	(2.0)
Accumulated deficit	(3,064.8)	(3,057.0)
Accumulated other comprehensive loss	(63.5)	(187.2)
Total stockholders’ equity (deficit)	(272.2)	(977.6)
Noncontrolling interests	362.9	382.0
TOTAL EQUITY (DEFICIT)	90.7	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,036.0	$4,084.4

The consolidated balance sheets as of December 31, 2016 and 2015, include the following amounts for consolidated variable interest entities, before intercompany eliminations. See Note 15 for more information concerning variable interest entities.

	2016	2015
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$5.0	$7.6
Inventory, net	16.2	19.8
Property, plant and equipment	422.3	421.5
Accumulated depreciation	(72.5)	(57.6)
Accounts payable	7.8	10.8
Other assets (liabilities), net	(2.3)	(0.5)
Noncontrolling interests	360.9	380.0

Other variable interest entities
Cash and cash equivalents	$0.8	$1.1
Property, plant and equipment	11.8	11.5
Accumulated depreciation	(9.5)	(9.4)
Other assets (liabilities), net	1.0	0.9
Noncontrolling interests	2.0	2.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(dollars in millions)
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$58.2	$(446.2)	$(34.1)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	201.7	201.7	187.6
Depreciation—SunCoke Middletown	14.9	14.3	14.3
Amortization	18.4	21.2	20.4
Impairment of Magnetation and AFSG investments	—	297.9	—
Charge for transportation costs affected by termination of pellet agreement	32.9	—	—
Deferred income taxes	5.0	62.1	8.2
Contributions to pension trust	—	(24.1)	(196.5)
Pension and OPEB expense (income)	(43.8)	(63.0)	(92.5)
Pension and OPEB net corridor charge	43.1	131.2	2.0
Pension settlement charges	25.0	—	—
Contributions to retirees VEBA	—	(3.1)	(3.1)
Affiliate (earnings) losses and distributions, net	(6.0)	19.7	9.8
Other operating items, net	18.5	(4.4)	6.0
Changes in assets and liabilities, net of effect of acquired business:
Accounts receivable	0.1	228.1	33.8
Inventories	112.4	(53.8)	(223.4)
Accounts payable and other current liabilities	(143.2)	(139.7)	25.2
Charge for facility idling	—	28.1	—
Other assets	40.9	(7.6)	(8.2)
Pension obligations	(33.0)	(12.7)	(18.2)
Postretirement benefit obligations	(34.4)	(48.3)	(63.9)
Other liabilities	(6.1)	(1.1)	9.8
Net cash flows from operating activities	304.6	200.3	(322.8)
Cash flows from investing activities:
Capital investments	(127.6)	(99.0)	(81.1)
Investments in Magnetation LLC	—	—	(100.0)
Investments in acquired business, net of cash acquired	—	—	(690.3)
Proceeds from sale of equity investee	—	25.0	—
Proceeds from AFSG Holdings, Inc. distribution	—	14.0	—
Other investing items, net	2.3	12.5	13.6
Net cash flows from investing activities	(125.3)	(47.5)	(857.8)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(550.0)	(55.0)	515.0
Proceeds from issuance of long-term debt	380.0	—	427.1
Redemption of long-term debt	(392.8)	(14.1)	(0.8)
Proceeds from issuance of common stock	600.4	—	345.3
Debt issuance costs	(20.4)	—	(15.5)
SunCoke Middletown distributions to noncontrolling interest owners	(85.1)	(96.3)	(61.0)
Other financing items, net	5.2	(1.0)	(4.6)
Net cash flows from financing activities	(62.7)	(166.4)	1,205.5
Net increase (decrease) in cash and cash equivalents	116.6	(13.6)	24.9
Cash and cash equivalents, beginning of year	56.6	70.2	45.3
Cash and cash equivalents, end of year	$173.2	$56.6	$70.2
See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2016, 2015 and 2014
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Loss	Noncon- trolling Interests	Total
December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7
Net income (loss)				(96.9)		62.8	(34.1)
Issuance of common stock	0.4	344.9					345.3
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		8.9					8.9
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive loss					(527.8)		(527.8)
Net distributions to noncontrolling interests						(61.0)	(61.0)
December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)

Net income (loss)				(509.0)		62.8	(446.2)
Share-based compensation		7.7					7.7
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive loss					17.2		17.2
Net distributions to noncontrolling interests						(96.3)	(96.3)
December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)

Net income (loss)				(7.8)		66.0	58.2
Issuance of common stock	1.3	599.1					600.4
Share-based compensation		5.4					5.4
Stock options exercised		5.4					5.4
Exchangeable notes exchange feature		(21.3)					(21.3)
Purchase of treasury stock			(0.4)				(0.4)
Change in accumulated other comprehensive loss					123.7		123.7
Net distributions to noncontrolling interests						(85.1)	(85.1)
December 31, 2016	$3.1	$2,855.4	$(2.4)	$(3,064.8)	$(63.5)	$362.9	$90.7

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

Cost of Products Sold: Cost of products sold consists primarily of raw materials, energy costs, supplies consumed in the manufacturing process, manufacturing labor, contract labor and direct overhead expense necessary to manufacture the finished steel product, as well as distribution and warehousing costs. Our share of the income (loss) of investments in associated companies accounted for under the equity method is included in costs of products sold since these operations are integrated with our overall steelmaking operations, except for our share of the income (loss) of Magnetation LLC (“Magnetation”), which was included in other income (expense) in 2015 and 2014.

Share-Based Compensation: Compensation costs for stock awards granted under our Stock Incentive Plan are recognized over their vesting period using the straight-line method.

Legal Fees: Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are expensed as incurred. Legal fees associated with activities that are expected to provide a benefit in future periods, such as costs associated with the issuance of debt, are capitalized as incurred.

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

Cash Equivalents: Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less.

Inventories: Inventories are valued at the lower of cost or market. We measure the cost of the majority of inventories on the last-in, first-out (“LIFO”) accounting method. Other inventories are measured principally at average cost and consist mostly of foreign inventories, certain raw materials and spare parts and supplies.

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives. Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the related operating lease term, buildings over 40 years and machinery and equipment over two to 20 years. The estimated weighted-average life of our machinery and equipment is 12 years at the end of the current year. Amortization expense for assets recorded under capital leases is included in depreciation expense. Costs incurred to develop coal mines are capitalized when incurred. We use the units-of-production method utilizing only proven and probable reserves in the depletion base to compute the depletion of coal reserves and mine development costs. We expense costs for major maintenance activities at our operating facilities when the activities occur.

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

Goodwill: Goodwill relates to our tubular business. We review goodwill for potential impairment at least annually on October 1 each year and whenever events or circumstances make it more likely than not that impairment may have occurred. Considering operating results and the estimated fair value of the business, the most recent annual goodwill impairment test indicated that the fair value of our tubular business reporting unit was in excess of its carrying value. No goodwill impairment was recorded as a result of the annual impairment tests in the past three years.

Debt Issuance Costs: Debt issuance costs for the revolving credit facility are included in other non-current assets and all other debt issuance costs reduce the carrying amount of long-term debt.

Pension and Other Postretirement Benefits: We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor”. Amounts inside the corridor are amortized over the plan participants’ life expectancy. We determine the expected return on assets using the fair value of plan assets.

Concentrations of Credit Risk: We are primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, power distribution and appliances. Net sales by product line are presented below:

	2016	2015	2014
Carbon	$4,014.5	$4,746.8	$4,423.3
Stainless and electrical	1,654.1	1,733.0	1,836.5
Tubular	193.7	201.3	231.4
Other	20.2	11.8	14.5
Total	$5,882.5	$6,692.9	$6,505.7

Percentages of our net sales to various markets are presented below:

	2016	2015	2014
Automotive	66%	60%	53%
Infrastructure and Manufacturing	16%	16%	18%
Distributors and Converters	18%	24%	29%

We sell domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $655.6, $855.7 and $755.4 for 2016, 2015 and 2014. We had two customers that accounted for 12% and 11% of net sales in 2016 and 12% and 11% in 2015. No customer accounted for more than 10% of our net sales during 2014.

Approximately 57% and 65% of accounts receivable outstanding at December 31, 2016 and 2015, are due from businesses associated with the U.S. automotive industry, including 16% and 12% of receivables due from two automotive customers as of December 31, 2016 and 20% from one automotive customer as of December 31, 2015. Except in a few situations where the risk warrants it, we do not require collateral on accounts receivable. While we believe our recorded accounts receivable will be collected, in the event of default we follow normal collection procedures. We maintain an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due. We determine this allowance based on various factors, including the customer’s financial condition and changes in customer payment patterns. We write off accounts receivable against the allowance for doubtful accounts when it is remote that collection will occur.

Union Contracts: At December 31, 2016, we employed approximately 8,500 people, of which approximately 6,100 are represented by labor unions under various contracts that expire between 2017 and 2019. In the third quarter of 2016, members of the United Auto Workers, Local 3303, ratified a labor agreement covering approximately 1,200 employees at Butler Works. The new agreement is scheduled to expire on April 1, 2019. An agreement with the United Steel Workers, Local 169, which represents approximately 310 hourly employees at our Mansfield Works located in Mansfield, Ohio, is scheduled to expire on March 31, 2017. An agreement with the United Auto Workers, Local 600, which represents approximately 1,160 hourly employees at our Dearborn Works located in Dearborn, Michigan, is also scheduled to expire on March 31, 2017. An agreement with the United Auto Workers, Local 3044, which represents approximately 190 production employees at our Rockport Works located in Rockport, Indiana, is scheduled to expire on September 30, 2017. As of January 1, 2016, approximately 140 hourly Rockport Works maintenance employees transferred to our employment from an independent contractor. We have been negotiating with the United Auto Workers for the contractual terms for these employees to be added to the union.

Financial Instruments: We are a party to derivative instruments that are designated and qualify as hedges for accounting purposes. We may also use derivative instruments to which we do not apply hedge accounting treatment. Our objective in using these instruments is to limit operating cash flow exposure to fluctuations in the fair value of selected commodities and currencies.

Fluctuations in the price of certain commodities we use in production processes may affect our income and cash flows. We have implemented raw material and energy surcharges for some contract customers. For certain commodities where such exposure exists, we may use cash-settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of our natural gas, iron ore, electricity, aluminum, zinc and nickel requirements. We may designate some of these instruments as cash flow hedges and the effective portion of the changes in their fair value and settlements are recorded in accumulated other comprehensive income. We subsequently reclassify gains and losses from accumulated other comprehensive income to cost of products sold in the same period we recognize the earnings associated with the underlying transaction. Other instruments are marked to market and recorded in cost of products sold with the offset recorded as assets or liabilities.

In addition, exchange rate fluctuations on monies we receive from European subsidiaries and other customers invoiced in European currencies create cash flow and income statement risks. To reduce these risks, we have entered a series of agreements to sell euros in the future at fixed dollar rates. These forward contracts are entered with durations up to twenty-four months. A typical contract is used as a cash flow hedge for the period that begins when we take an order and ends when we recognize a sale, at which time it converts into a fair value hedge of a receivable we collect in euros. We do not designate these derivatives as hedges for accounting purposes and we recognize the change in fair value as expense or income in other income (expense).

We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item, and state how the hedging instrument is expected to hedge the risks from that item. We formally measure effectiveness of hedging relationships both at the hedge inception and on an ongoing basis. We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when we determine that designation of the derivative as a hedge instrument is no longer appropriate. Our derivative contracts may contain collateral funding requirements. We have master netting arrangements with counterparties, giving us the right to offset amounts owed under the derivative instruments and the collateral. We do not offset derivative assets and liabilities or collateral on our consolidated balance sheets.

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

New Accounting Pronouncements: The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for us beginning January 1, 2018. The guidance permits two methods of adoption—retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method as of January 1, 2018. We are evaluating the effect of the adoption of Topic 606 on our financial position and results of operations.

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 is effective for us beginning January 1, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our financial position and results of operations.

FASB issued a standard update during the first quarter of 2016 to simplify several aspects of the accounting for employee share-based payments. The new guidance requires companies to record excess tax benefits and tax deficiencies in the income statement when stock awards vest or are settled. In addition, companies will no longer separately classify cash flows related to excess tax benefits as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of each employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on each employee’s behalf for withheld shares should be presented as a financing activity on companies’ cash flows statements, and provides an accounting policy election to account for forfeitures as they occur. This update is effective for us beginning January 1, 2017. We are currently evaluating the effect of the adoption of this update on our financial position and results of operations, but expect the adoption to have a minimal effect on us. We do not expect that recognizing previously unrecorded excess tax benefits will have a material effect on our results of operations since we expect to record a valuation allowance that offsets deferred tax assets generated from recognizing those benefits. We intend to elect to continue to estimate forfeitures expected to occur to determine the compensation cost we recognize each period. The presentation requirements for cash flows related to employee taxes paid for withheld shares will have no effect on us since we have historically presented these as a financing activity.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model. The new standard will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the effect of this standard on our financial position and results of operations.

Reclassifications: We reclassified certain prior-year amounts to conform to the current-year presentation.
NOTE 2 - Supplementary Financial Statement Information

Research and Development Costs

We conduct a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as cost of products sold when incurred, totaled $28.3, $27.6 and $17.5 in 2016, 2015 and 2014.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014, are presented below:

	2016	2015	2014
Balance at beginning of year	$6.0	$9.0	$8.1
Increase (decrease) in allowance	2.4	(3.0)	0.9
Receivables written off	(0.6)	—	—
Balance at end of year	$7.8	$6.0	$9.0

Inventory, net

Inventories as of December 31, 2016 and 2015, consist of:

	2016	2015
Finished and semi-finished	$855.0	$996.5
Raw materials	415.8	410.0
Total cost	1,270.8	1,406.5
Adjustment to state inventories at LIFO value	(156.9)	(180.2)
Inventory, net	$1,113.9	$1,226.3

During 2016, liquidation of LIFO layers generated a loss of $6.0. There was no liquidation of LIFO layers in 2015 or 2014. Changes in the LIFO reserve for the years ended December 31, 2016, 2015 and 2014, are presented below:

	2016	2015	2014
Balance at beginning of year	$180.2	$375.5	$396.5
Change in reserve	(23.3)	(195.3)	(21.0)
Balance at end of year	$156.9	$180.2	$375.5

Property, Plant and Equipment

Property, plant and equipment as of December 31, 2016 and 2015, consist of:

	2016	2015
Land, land improvements and leaseholds	$272.6	$263.0
Buildings	489.6	465.9
Machinery and equipment	5,714.0	5,628.2
Construction in progress	92.8	108.9
Total	6,569.0	6,466.0
Less accumulated depreciation	(4,554.6)	(4,379.5)
Property, plant and equipment, net	$2,014.4	$2,086.5

Interest on capital projects capitalized in 2016, 2015 and 2014 was $3.1, $2.1 and $2.7. Asset retirement obligations were $7.2 and $6.6 at December 31, 2016 and 2015.

Other Non-current Assets

Other non-current assets as of December 31, 2016 and 2015, consist of:

	2016	2015
Investments in affiliates	$76.7	$70.7
Goodwill	32.8	32.8
Deferred tax assets	53.2	62.7
Other	35.2	25.5
Other non-current assets	$197.9	$191.7

Our investment in AFSG Holdings, Inc. (“AFSG”) represented the carrying value of our former insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being “run off”. We have no obligation to support the operations or liabilities of these companies. As part of our ongoing strategic review of our business and operations, we re-evaluated our investment in AFSG. During 2015, we received a distribution of $14.0 from AFSG. Since the distribution reduced our ability to recover our remaining investment in AFSG after the distribution, we determined our remaining investment in AFSG was impaired and recognized a non-cash charge of $41.6, or $0.23 per diluted share. In 2016, we sold the remaining non-captive insurance operations.

Accrued Liabilities

Accrued liabilities as of December 31, 2016 and 2015, consist of:

	2016	2015
Salaries, wages and benefits	$105.6	$69.4
Interest	35.2	24.2
Facility idling	6.1	22.1
Derivatives	1.8	41.2
Other	85.4	104.6
Accrued liabilities	$234.1	$261.5

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Hot End”). We incurred a $28.1 charge in 2015, which included $22.2 for supplemental unemployment and other employee benefit costs and $5.9 for equipment idling, asset preservation and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities in the consolidated balance sheet, and the activity for the year ended December 31, 2016 was as follows:

Balance at beginning of year	$22.1
Payments	(20.1)
Additions to the reserve	4.1
Balance at end of year	$6.1

We estimate we will incur on-going costs of less than $2.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. These costs were $22.1 for the year ended December 31, 2016. The carrying value of the long-lived assets associated with the temporarily idled operations totaled approximately $70.0 as of December 31, 2016.

NOTE 3 - Acquisition of Dearborn

On September 16, 2014, we acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The assets acquired from Severstal included the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products. The acquisition of Dearborn enhanced and complemented our business and operational strategies by positioning our carbon steelmaking operations close to our major automotive and other customers in the northern U.S., expanding our platform to meet the increasing light-weighting demands of our automotive customers, and enhancing our operational flexibility. In addition, we acquired highly modernized and upgraded steelmaking equipment and facilities and achieved significant cost-based synergies. The final cash purchase price was $690.3, net of cash acquired. Immediately after the acquisition, Dearborn was merged with and into AK Steel.

For the year ended December 31, 2014, we incurred acquisition costs of $8.1 in selling and administrative expenses, primarily for transaction fees and direct costs, including legal, finance, consulting and other professional fees, and we incurred $12.6 of costs in other income (expense) for committed bridge financing that we arranged but did not use for the Dearborn acquisition. For the year ended December 31, 2014, we incurred severance costs of $2.6 in selling and administrative expenses for certain employees of Dearborn and an income tax charge of $8.4 for changes in the value of deferred tax assets resulting from the acquisition. The consolidated financial statements reflect the effects of the acquisition and Dearborn’s financial results beginning September 16, 2014.

During 2015, we sold our 50.0% equity interest in Double Eagle Steel Coating Company, which we acquired as part of the acquisition of Dearborn, for $25.0 in cash.

NOTE 4 - Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Investees and equity ownership percentages are presented below:

Equity Ownership %
Combined Metals of Chicago, LLC	40.0%
Delaco Processing, LLC	49.0%
Rockport Roll Shop LLC	50.0%
Spartan Steel Coating, LLC	48.0%

Cost of products sold includes $12.3, $6.7 and $11.7 in 2016, 2015 and 2014 for our share of income of equity investees other than Magnetation. Our share of loss from Magnetation through the first quarter of 2015 is included in other income (expense) and totaled $16.3 and $15.2 for 2015 and 2014. No amounts for Magnetation are included in our results after March 31, 2015, when the investment was written off. As of December 31, 2016, our carrying cost of our investment in Spartan Steel exceeded our share of the underlying equity in net assets by $12.3. This difference is being amortized and is included in cost of products sold.

Summarized financial statement data for all investees is presented below. The financial results for the joint ventures acquired with Dearborn—Spartan Steel and Delaco Processing—are only included for the period since the acquisition and the financial results for Magnetation are only included through March 31, 2015, since it was unlikely after that date that we would retain our equity interest as a result of Magnetation’s bankruptcy.

	2016	2015	2014
Revenue	$286.4	$356.4	$386.1
Gross profit	96.3	68.3	93.2
Net income (loss)	31.8	(9.8)	10.8

	2016	2015
Current assets	$94.1	$89.3
Noncurrent assets	66.0	66.9
Current liabilities	14.4	14.5
Noncurrent liabilities	44.8	33.8

We regularly transact business with these equity investees. Transactions with all equity investees, including Magnetation, for the years indicated are presented below:

	2016	2015	2014
Sales to equity investees	$69.2	$61.4	$93.4
Purchases from equity investees	213.5	251.0	67.7

Outstanding receivables and payables with all equity investees as of the end of the year indicated are presented below:

	2016	2015
Accounts receivable from equity investees	$2.6	$0.4
Accounts payable to equity investees	4.1	33.1

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

On October 6, 2016, the Bankruptcy Court approved a Global Settlement Agreement (“Settlement Agreement”) among us, Magnetation, Magnetation Inc., and Magnetation’s revolving credit facility lenders, senior secured noteholders and debtor-in-possession facility lenders to terminate the iron ore pellet offtake agreement with Magnetation and to wind down Magnetation’s business. Among other terms of the Settlement Agreement, we agreed to make a cash payment (“Termination Payment”) to Magnetation’s Chapter 11 estate in order to terminate our offtake agreement with Magnetation and cease purchasing iron ore pellets from Magnetation. The next day, the transactions contemplated by the Settlement Agreement were completed and we made a Termination Payment of $36.6, thereby terminating the pellet offtake agreement.

Also in connection with the approval of the Settlement Agreement and the payment of the Termination Payment to the bankruptcy estate, we recognized a charge in the fourth quarter of 2016 for the Termination Payment and a charge of $32.9 for the present value of remaining obligations under contracts with other third parties to transport pellets to our facilities. The actual payments for these contracts will be made over the next 12 years. We are working on actions to mitigate our expense for these contracts, but can give no assurance that we will be successful. We expect to purchase replacement iron ore pellets from third-party producers who can meet our future needs by offering superior reliability, consistent quality and more competitive pricing. In addition, we expect to benefit from enhanced flexibility with iron ore pellets as a result of terminating our offtake agreement with Magnetation.

NOTE 5 - Income Taxes

We and our subsidiaries file a consolidated federal income tax return that includes all domestic companies owned 80% or more by us and the proportionate share of our interest in equity method investments. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to us and our domestic subsidiaries.

Components of income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014, are presented below:

	2016	2015	2014
United States	$(11.3)	$(452.1)	$(94.3)
Foreign	6.7	6.5	5.1
Noncontrolling interests	66.0	62.8	62.8
Income (loss) before income taxes	$61.4	$(382.8)	$(26.4)

Significant components of deferred tax assets and liabilities at December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Net operating and capital loss and tax credit carryforwards	$835.2	$847.3
Postretirement benefits	142.6	158.9
Pension benefits	260.3	278.6
Inventories	127.2	139.2
Other assets	125.1	132.8
Valuation allowance	(1,175.2)	(1,215.5)
Total deferred tax assets	315.2	341.3
Deferred tax liabilities:
Depreciable assets	(213.3)	(248.0)
Other liabilities	(48.7)	(30.6)
Total deferred tax liabilities	(262.0)	(278.6)
Net deferred tax assets	$53.2	$62.7

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize future deferred tax assets. We assess the valuation allowance each reporting period and reflect any additions or adjustments in earnings in the same period. When we assess the need for a valuation allowance, we consider both positive and negative evidence of the likelihood that we will realize deferred tax assets in each jurisdiction. In general, cumulative losses in recent periods provide significant objective negative evidence on our ability to generate future taxable income. As of December 31, 2016 and 2015, we concluded that the negative evidence outweighed the positive evidence and we recorded a valuation allowance for a significant portion of our deferred tax assets. To determine the appropriate valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in realizing deferred tax assets. We identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. We believe that this strategy is prudent and feasible to use certain federal and state tax loss carryforwards before their expirations. In addition, we believe that the future reversal of our deferred tax liabilities serves as a source of taxable income that supports realizing a portion of our federal and state deferred tax assets. This accounting treatment has no effect on our ability to use the loss carryforwards and tax credits to reduce future cash tax payments.

Changes in the valuation allowance for the years ended December 31, 2016, 2015 and 2014, are presented below:

	2016	2015	2014
Balance at beginning of year	$1,215.5	$1,000.4	$764.1
Change in valuation allowance:
Included in income tax expense (benefit)	8.8	228.6	36.7
Change in deferred assets in other comprehensive income	(49.1)	(13.5)	199.6
Balance at end of year	$1,175.2	$1,215.5	$1,000.4

At December 31, 2016, we had $2,309.3 in federal regular net operating loss carryforwards and $2,570.5 in federal alternative minimum tax (“AMT”) net operating loss carryforwards, which will expire between 2023 and 2035. In 2016 we generated taxable income and used approximately $42.6 of federal regular net operating loss carryforwards. At December 31, 2016, we had unused AMT credit carryforwards of $8.9 and research and development (“R&D”) credit carryforwards of $1.2. We may use the loss and credit carryforwards to offset future regular and AMT income tax liabilities. We may carry unused AMT credits forward indefinitely and the R&D credits don’t begin to expire until 2027. At December 31, 2016, we had $75.9 in deferred tax assets before considering valuation allowances for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2017 and 2036.

As of December 31, 2016, there were $21.3 of unrecognized deferred tax assets from tax deductions for share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards were created.

In the fourth quarter of 2016, we sold our non-captive insurance companies that were part of AFSG. Federal income tax regulations require that we reduce our available net operating loss carryovers by the amounts attributable to these companies. Accordingly, we reduced both our regular tax and our AMT net operating loss carryovers at December 31, 2016 by $18.5. We will no longer be able to use these loss carryforwards in the future. The sale of these companies generated a capital loss carryover for tax purposes of approximately $31.2 which will expire in 2021. The deferred tax asset related to this loss is included in the components of deferred tax assets and liabilities in the table above. After consideration of the need for valuation allowances on these changes in our deferred tax assets, there was no effect on our net income (loss) in 2016 as a result of the sale.

We had undistributed earnings of foreign subsidiaries of approximately $25.9 at December 31, 2016. Since we consider these earnings to be permanently invested in our foreign subsidiaries, we did not record deferred taxes for them. If we repatriated the earnings, we estimate that the additional tax expense would be approximately $7.9 before considering the effects on the valuation allowance.

Significant components of income tax expense are presented below:

	2016	2015	2014
Current:
Federal	$(3.7)	$—	$—
State	0.2	0.2	(1.1)
Foreign	1.7	1.8	2.1
Deferred:
Federal	23.3	68.8	7.7
State	2.3	6.5	0.2
Benefits of operating loss carryforwards	(16.1)	—	—
Amount allocated to other comprehensive income	(4.5)	(13.2)	—
Change in valuation allowance on beginning-of-the-year deferred tax assets	—	(0.7)	(1.2)
Income tax expense	$3.2	$63.4	$7.7

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense is presented below:

	2016	2015	2014
Income tax expense (benefit) at U.S. federal statutory rate	$21.5	$(134.0)	$(9.2)
Income tax expense calculated on noncontrolling interests	(23.1)	(22.0)	(22.0)
State and foreign tax expense, net of federal tax	1.3	(0.9)	(3.1)
Increase in deferred tax asset valuation allowance	8.8	228.6	36.7
Amount allocated to other comprehensive income	(4.5)	(13.2)	—
Stock compensation in excess of tax deduction	—	—	2.0
Other differences	(0.8)	4.9	3.3
Income tax expense	$3.2	$63.4	$7.7

Our federal, state and local tax returns are subject to examination by various taxing authorities. Federal returns for periods beginning in 2013 are open for examination, while certain state and local returns are open for examination for periods beginning in 2007. However, taxing authorities have the ability to adjust net operating loss carryforwards generated in years before these periods. We have not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns until taxing authorities review them. We have established appropriate income tax accruals, and believe that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on our financial position, results of operations or cash flows. When statutes of limitations expire or taxing authorities resolve uncertain tax positions, we will adjust income tax expense for the unrecognized tax benefits. We have no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2016.

A reconciliation of the change in unrecognized tax benefits for 2016, 2015 and 2014 is presented below:

	2016	2015	2014
Balance at beginning of year	$130.3	$59.9	$53.8
Decreases for prior year tax positions	(4.5)	(0.3)	(0.2)
Increases (decreases) for current year tax positions	(1.6)	70.7	7.7
Decreases from statute lapses	—	—	(1.4)
Balance at end of year	$124.2	$130.3	$59.9

Included in the balance of unrecognized tax benefits at December 31, 2016 and 2015, are $107.4 and $111.6 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2016 and

2015, are $16.8 and $18.7 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

NOTE 6 - Long-term Debt and Other Financing

Debt balances at December 31, 2016 and 2015, are presented below:

	2016	2015
Credit Facility	$—	$550.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	—
8.75% Senior Secured Notes due December 2018	—	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	279.8	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	25.2	—
Unamortized debt discount/premium and debt issuance costs	(53.7)	(51.4)
Total long-term debt	$1,816.6	$2,354.1

During 2016, we were in compliance with all the terms and conditions of our debt agreements.

Maturities of long-term debt, excluding the capital lease, for the next five years, at December 31, 2016, are presented below:

Year	Debt Maturities
2017	$—
2018	—
2019	150.0
2020	537.1
2021	406.2

Credit Facility

We have a $1,500.0 revolving credit facility (the “Credit Facility”), which expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube LLC (“AK Tube”), AK Steel Properties, Inc. (“AK Properties”) and Mountain State Carbon, three 100%-owned subsidiaries of AK Steel (AK Tube, AK Properties, and Mountain State Carbon being hereinafter referred to together as the “Subsidiary Guarantors”). The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility’s current availability significantly exceeds $150.0. Availability is calculated as the lesser of the total commitments under the Credit Facility or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. We secure our Credit Facility obligations with our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

At December 31, 2016, our eligible collateral, after application of applicable advance rates, was $1,257.1. As of December 31, 2016, there were no outstanding borrowings. Availability as of December 31, 2016 was reduced by $70.7 for outstanding letters of credit, resulting in remaining availability of $1,186.4. The weighted-average interest rate on the outstanding borrowings at December 31, 2015 was 2.4%.

Senior Secured Notes

In June 2016, as part of a transaction to refinance our 8.75% Senior Secured Notes due 2018 (the “Old Notes”), we issued $380.0 aggregate principal amount of 7.50% Senior Secured Notes due July 2023 (the “Secured Notes”) and generated net proceeds of $373.4 after underwriting discount. The Secured Notes are fully and unconditionally guaranteed by AK Holding and the Subsidiary Guarantors. The Secured Notes are secured by first priority liens on the plant, property and equipment (other than certain excluded property, and subject to permitted liens) of AK Steel and the Subsidiary Guarantors and any proceeds of the foregoing. The book value of the collateral as of December 31, 2016 was approximately $1.6 billion. The indenture governing the Secured Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The Secured Notes also contain customary events of default. Before July 15, 2019, we may redeem the Secured Notes at a price equal to 100.000% of par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After July 15, 2019, we may redeem them at 103.750% until July 15, 2020, 101.875% until July 15, 2021, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption.

After the issuance of the Secured Notes, we repurchased $251.7 of Old Notes through a cash tender offer (the “Tender Offer”) at a tender price equal to 104.750% of principal plus accrued and unpaid interest. The remaining outstanding Old Notes were redeemed at a redemption price of 104.375% plus accrued and unpaid interest. In 2016, we recognized other expense of $12.4 for expenses related to the Tender Offer, the call premium paid on the remaining Old Notes that were redeemed and the write-off of unamortized debt discount and issue costs related to the Old Notes. Fees of $14.8 paid to the holders of the Old Notes to tender their notes and expenses paid to third parties related to the issuance of the Secured Notes were recognized as an adjustment to the carrying amount of the Secured Notes and will be recognized over their term as an adjustment to interest expense.

Exchangeable Notes

AK Steel has outstanding 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”). We may not redeem the Exchangeable Notes before their maturity date. The indenture governing the Exchangeable Notes (the “Exchangeable Notes Indenture”) provides holders with an exchange right at their option before August 15, 2019, if the closing price of our common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. As of January 1, 2017, this exchange right was triggered for the quarter ended December 31, 2016, and will remain available until March 31, 2017. Thereafter, the triggering condition will be reassessed at the beginning of each quarter while any Exchangeable Notes remain outstanding. We would be required to pay cash to holders for the principal amount of the Exchangeable Notes and to pay cash or issue common stock (at our option) for the premium if the holders elect to exchange their Exchangeable Notes during the first quarter of 2017. As a result, a portion of the equity component of the Exchangeable Notes, calculated as the difference between the principal amount of the Exchangeable Notes and the carrying amount of the liability component of the Exchangeable Notes, was considered redeemable and classified as temporary equity of $21.3 on the consolidated balance sheets at December 31, 2016. If holders of Exchangeable Notes elect to exchange, we expect to fund any cash settlement from cash or borrowings under our Credit Facility or both. There have been no exchanges as of the date of this filing.

On or after August 15, 2019, holders may exchange their Exchangeable Notes at any time, and we would be obligated to (i) pay an amount in cash equal to the aggregate principal amount of the Exchangeable Notes to be exchanged and (ii) at our election, pay cash, deliver shares of AK Holding common stock or a combination for any remaining exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Holders may exchange their Exchangeable Notes into shares of AK Holding common stock at their option at an initial exchange rate of 185.1852 shares of AK Holding common stock per $1,000 principal amount of Exchangeable Notes. The initial exchange rate is equivalent to a conversion price of approximately $5.40 per share of common stock, which equates to 27.8 million shares to be used to determine the aggregate equity consideration to be delivered upon exchange, which could be adjusted for certain dilutive effects from potential future events. Holders may exchange their Exchangeable Notes before August 15, 2019 only under certain circumstances. The Exchangeable Notes Indenture does not contain any financial or operating covenants or restrict us or our subsidiaries from paying dividends, incurring debt or issuing or repurchasing securities. If we undergo a fundamental change, as defined in Exchangeable Notes Indenture (which, for example, would include various transactions in which we would undergo a change of control), holders may require us to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest. In addition, if we undergo a “make-whole fundamental change,” as defined in the Exchangeable Notes Indenture, before the maturity date, in addition to requiring us to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest, the exchange rate will be increased in certain circumstances for holders who elect to exchange their notes in connection with the event.

Based on the initial exchange rate, the Exchangeable Notes are exchangeable into a maximum of 37.5 million shares of AK Holding common stock. However, we would only deliver the maximum amount of shares if, following a “make-whole fundamental change” described above, we elect to deliver the shares to satisfy the higher exchange rate. Although the Exchangeable Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the exchange option embedded in the notes and the fair value of similar debt without the exchange option. Therefore, we recorded $38.7 of the gross proceeds of the Exchangeable Notes as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. We are amortizing the debt discount and issuance costs over the term of the Exchangeable Notes using the effective interest method. As of December 31, 2016 and 2015, the net carrying amount of the Exchangeable Notes was $128.7 and $122.7. The value of the Exchangeable Notes if exchanged as of December 31, 2016, would have exceeded the principal amount by $140.7.

Senior Unsecured Notes

AK Steel has outstanding 7.625% Senior Notes due May 2020 (the “2020 Notes”). We may redeem the 2020 Notes at a price equal to 102.542% of par until May 15, 2017, 101.271% thereafter until May 15, 2018, and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

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

The Exchangeable Notes, the 2020 Notes, the 2021 Notes, the 2022 Notes and the unsecured industrial revenue bonds (“ IRBs”) discussed below (collectively, the “Senior Unsecured Notes”) are equal in right of payment. AK Holding and the Subsidiary Guarantors each fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Unsecured Notes other than the Exchangeable Notes, which are guaranteed only by AK Holding. The indentures governing the 2020 Notes, the 2021 Notes, the 2022 Notes and the unsecured IRBs include covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the amount of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The indentures governing the Senior Unsecured Notes also contain customary events of default. The Senior Unsecured Notes rank junior in priority to the Secured Notes to the extent of the value of the assets securing the Secured Notes.

During 2016, we repurchased an aggregate principal amount of $10.4 of the 2022 Notes in private, open market transactions. We completed these repurchases at a discount to the notes’ par value and recognized a net gain on the repurchases totaling $3.0 for the year ended December 31, 2016, which is included in other income (expense). During 2015, we repurchased an aggregate principal amount of $23.8 of the 2021 Notes in private, open market transactions. These repurchases were unsolicited and completed at a discount to the notes’ par values. We recognized gains on the repurchases of $9.4 for the year ended December 31, 2015, which is included in other income (expense). We may, from time to time, repurchase additional outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise.

Industrial Revenue Bonds

AK Steel has outstanding $73.3 aggregate principal amount of fixed-rate tax-exempt IRBs (the “unsecured IRBs”) at December 31, 2016. The weighted-average fixed interest rate of the unsecured IRBs is 6.8%. The unsecured IRBs are unsecured senior debt obligations of AK Steel that are equal in ranking with the other Senior Unsecured Notes. In addition, AK Steel has outstanding $26.0 aggregate principal amount of variable-rate taxable IRBs at December 31, 2016, that are backed by letters of credit.

Research and Innovation Center Lease

In the fourth quarter of 2016, we moved into a new Research and Innovation Center in the Cincinnati/Dayton growth corridor. The new facility replaces our former research facility in Middletown, Ohio. The $36.0 project was primarily financed through a $25.2 long-term capital lease, which is included in long-term debt in the consolidated balance sheets. Lease payments will escalate 2.0% per year from $2.1 in 2017 to $3.0 in the last year of the initial term ending in 2034, when we have the option to purchase the facility and land for $15.0 or to renew the lease. The lease has customary restrictions on our use of the facility. We have included the leased property in property, plant and equipment in the consolidated balance sheets.

NOTE 7 - Pension and Other Postretirement Benefits

Summary

We provide noncontributory pension and various healthcare and life insurance benefits to a significant portion of our employees and retirees. Benefits are provided through defined benefit and defined contribution plans that we administer, as well as multiemployer plans for certain union members. The pension plan is not fully funded. We estimate that we will be required to make pension contributions of approximately $45.0 for 2017. Based on current actuarial assumptions, we expect to make required pension contributions of approximately $60.0 for 2018 and $75.0 for 2019. Factors that affect future funding projections include differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. We expect to make other postretirement benefit (“OPEB”) payments, after receipt of Medicare subsidy reimbursements, of approximately $40.0 in 2017.

Plan Obligations

Amounts presented below are calculated based on benefit obligation and asset valuation measurement dates of December 31, 2016 and 2015:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligations at beginning of year	$3,247.4	$3,545.2	$488.6	$599.3
Service cost	3.0	2.2	4.9	7.1
Interest cost	120.4	130.0	19.9	22.5
Plan participants’ contributions	—	—	25.6	24.9
Actuarial loss (gain)	45.1	(147.8)	(35.1)	(83.3)
Amendments	8.4	13.3	—	(5.6)
Contributions to Zanesville retirees’ VEBA trust	—	—	—	(3.1)
Benefits paid	(339.1)	(295.1)	(65.6)	(76.5)
Annuity settlement	(210.3)	—	—	—
Medicare subsidy reimbursement received	—	—	5.4	3.3
Foreign currency exchange rate changes	(0.1)	(0.4)	—	—
Benefit obligations at end of year	$2,874.8	$3,247.4	$443.7	$488.6

Change in plan assets:
Fair value of plan assets at beginning of year	$2,511.4	$2,863.6	$—	$—
Actual gain (loss) on plan assets	193.3	(93.6)	—	—
Employer contributions	33.1	36.5	34.6	48.3
Plan participants’ contributions	—	—	25.6	24.9
Benefits paid	(339.1)	(295.1)	(65.6)	(76.5)
Annuity settlement	(215.2)	—	—	—
Medicare subsidy reimbursement received	—	—	5.4	3.3
Fair value of plan assets at end of year	$2,183.5	$2,511.4	$—	$—
Funded status	$(691.3)	$(736.0)	$(443.7)	$(488.6)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1.3)	$(31.2)	$(40.0)	$(46.5)
Noncurrent liabilities	(690.0)	(704.8)	(403.7)	(442.1)
Total	$(691.3)	$(736.0)	$(443.7)	$(488.6)

Amounts recognized in accumulated other comprehensive loss, before taxes:
Actuarial loss (gain)	$209.7	$323.5	$(44.4)	$(48.8)
Prior service cost (credit)	27.9	25.1	(138.7)	(199.0)
Total	$237.6	$348.6	$(183.1)	$(247.8)

The accumulated benefit obligation for all defined benefit pension plans was $2,826.6 and $3,222.0 at December 31, 2016 and 2015. All our pension plans have an accumulated benefit obligation in excess of plan assets. The amounts included in current liabilities represent only the amounts of our unfunded pension and OPEB benefit plans that we expect to pay in the next year.

During the third quarter of 2016, we purchased a non-participating annuity contract with an insurance company and transferred to it pension obligations of $87.0 for certain retirees or their beneficiaries receiving pension payments. Late in the third quarter of 2016, we entered another agreement with the same insurance company to purchase a second non-participating annuity contract to transfer obligations of $123.3 for additional retirees or their beneficiaries. In total, we irrevocably transferred the obligations for approximately

10,000 retirees or their beneficiaries to the insurance company in exchange for a similar amount of pension trust assets, eliminating any future investment or mortality risk associated with those participants. As a result of the second transfer of pension assets in October 2016, we recorded settlement losses of $25.0 in the fourth quarter of 2016 to recognize a portion of the unrealized actuarial loss associated with the transferred obligations. We also recorded a pension corridor charge of $78.4 in the fourth quarter of 2016 in connection with the October plan remeasurement. The corridor charge is primarily a result of a decline in discount rates since the beginning of the year, partially offset by better than expected returns on plan assets.

As a result of new mortality tables issued in October 2016 by the Society of Actuaries, we revised our mortality assumptions, which decreased our pension and OPEB obligations. The new mortality assumptions decreased the assumed life expectancy of participants in our benefit plans, thereby decreasing the total expected benefit payments. Included in the 2016 actuarial loss (gain) in the table above were actuarial gains of $33.8 and $4.5 related to the change in the mortality tables on pension benefits and OPEB, respectively. During 2015, we updated the major demographic assumptions we use to determine our pension and OPEB obligations after examining the recent experience among the plans’ participants. Included in the 2015 actuarial loss (gain) in the table above were actuarial gains of approximately $7.0 and $58.0 for the changes in demographic assumptions on pension benefits and other postretirement benefits, respectively.

Assumptions used to value benefit obligations and determine pension and OPEB expense (income) are presented below:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.93%	4.15%	3.82%	4.04%	4.22%	3.90%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate				7.00%	7.00%	7.00%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2025	2024	2020

Assumptions used to determine pension and OPEB expense (income) for the year ended December 31:
Discount rate	3.95%	3.82%	4.53%	4.22%	3.90%	4.48%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

We determine the discount rate at each remeasurement by finding a hypothetical portfolio of individual high-quality corporate bonds available at the measurement date with coupon and principal payments that could satisfy the plans’ expected future benefit payments that we use to calculate the projected benefit obligation. The discount rate is the single rate that is equivalent to the average yield on that hypothetical portfolio of bonds.

Assumed healthcare cost trend rates generally have a significant effect on the amounts reported for healthcare plans. However, caps on the share of OPEB obligations that we pay limit the effect of changes in OPEB assumptions. As of December 31, 2016, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service cost and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.7	(1.6)

Estimated future benefit payments to beneficiaries are presented below:

	Pension Plans	Other Benefits	Medicare Subsidy
2017	$271.4	$41.3	$(1.3)
2018	259.8	39.3	(1.3)
2019	251.0	37.8	(1.4)
2020	239.4	36.2	(1.4)
2021	229.1	34.7	(1.5)
2022 through 2026	1,037.1	154.3	(9.0)

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

We have developed an investment policy which considers liquidity requirements, expected investment return and expected asset risk, as well as standard industry practices. The target asset allocation for the plan assets is 60% equity, 38% fixed income, and 2% cash. Equity investments consist of individual securities, equity mutual funds and common/collective trusts with equity investment strategies diversified across multiple industry sectors and company market capitalization within specific geographical investment strategies. The equity mutual funds and common/collective trusts have no unfunded commitments or redemption restrictions. Fixed-income investments consist of individual securities and common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. Treasury securities. The fixed-income investments are diversified by ratings, maturities, industries and other factors. Plan assets contain no significant concentrations of risk from individual securities or industry sectors. The plan has no direct investments in our common stock or fixed-income securities.

Plan investments measured at fair value on a recurring basis at December 31, 2016 and 2015 are presented below, with certain assets presented by level within the fair value hierarchy. As a practical expedient, we estimate the value of common/collective trusts, equity mutual funds and certain other assets by using the net asset value (“NAV”) per share multiplied by the number of shares of the trust investment held as of the measurement date. If we have the ability to redeem our investment in the respective alternative investment at the NAV with no significant restrictions on the redemption at the consolidated balance sheet date, excluding equity mutual funds, we categorized the alternative investment as a reconciliation of pension investments reported in the fair value hierarchy to the master pension trust’s balance. The presentation of pension investments in 2015 has been conformed to the 2016 presentation. See Note 16 for more information on the determination of fair value.

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs
	(Level 1)		(Level 2)		Total
	2016	2015	2016	2015	2016	2015
Investments in fair value hierarchy
Equity investments:
U.S. securities	$169.4	$138.4	$—	$—	$169.4	$138.4
Global investments	—	—	191.0	179.6	191.0	179.6
Fixed-income investments:
Global investments	—	—	395.4	389.7	395.4	389.7
U.S. high-yield corporate securities	—	—	0.4	85.0	0.4	85.0
Other investments	—	—	28.9	37.2	28.9	37.2
Total pension investments in fair value hierarchy	$169.4	$138.4	$615.7	$691.5	$785.1	$829.9

Investments with fair values measured at net asset value
Common/collective trusts:
U.S. equity securities (a)					728.8	814.5
Global equity securities (b)					253.6	261.5
Emerging market equity securities (c)					127.8	103.9
U.S. corporate fixed-income securities (d)					207.4	415.8
U.S. Treasury securities and bonds (e)					80.4	85.3
Other					0.4	0.5
Total pension assets at fair value					$2,183.5	$2,511.4

(a)	Investments primarily in domestic equity securities, which may include common stocks, options and futures.

(b)	Investments primarily in global equity securities, which may include common stocks, options and futures.

(c)	Investments primarily in emerging market equity securities.

(d)	Investments primarily in domestic fixed income investments, which may include investment-grade and high-yield corporate bonds, interest rate swaps, options and futures.

(e)	Investments primarily in U.S. Treasury securities and bonds.

Periodic Benefit Costs

Components of pension and OPEB expense (income) for the years 2016, 2015 and 2014 are presented below:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of pension and OPEB expense (income):
Service cost	$3.0	$2.2	$1.7	$4.9	$7.1	$4.9
Interest cost	120.4	130.0	146.0	19.9	22.5	21.7
Expected return on plan assets	(167.1)	(198.4)	(202.8)	—	—	—
Amortization of prior service cost (credit)	5.6	4.4	4.3	(60.4)	(64.6)	(73.2)
Recognized net actuarial loss (gain):
Annual amortization	29.2	31.2	2.5	(4.3)	1.6	(1.3)
Corridor charge (credit)	78.4	144.3	2.0	(35.3)	(13.1)	—
Settlement loss	29.9	1.0	0.2	—	—	3.5
Pension and OPEB expense (income)	$99.4	$114.7	$(46.1)	$(75.2)	$(46.5)	$(44.4)

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

During 2016, 2015 and 2014, we performed remeasurements of an unfunded supplemental retirement plan and recognized settlement losses as a result of lump sum benefit payments made to retired participants.

Pension and OPEB expense (income) for the defined benefit pension plans over the next year is expected to include amortization of $10.8 of the unrealized net loss and $4.7 from the prior service cost in accumulated other comprehensive loss. Pension and OPEB expense (income) for the other postretirement benefit plans over the next fiscal year is expected to include amortization of $4.2 of the unrealized net gain and $58.5 from the prior service credit in accumulated other comprehensive loss.

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans. Certain of these plans have features with matching contributions or other company contributions based on our financial results. Total expense from these plans was $16.1, $14.5 and $12.1 in 2016, 2015 and 2014.

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

Our participation in these plans for the years ended December 31, 2016, 2015 and 2014, is presented below. We do not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2016.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2016	2015		2016	2015	2014
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$6.8	$7.3	$8.1	No	3/31/2017 to 9/1/2018 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Green	Green	No	18.0	16.0	16.5	No	3/15/2018 to 5/31/2019 (e)
					$24.8	$23.3	$24.6

(a)
The most recent Pension Protection Act zone status available in 2016 and 2015 is for each plan’s year-end at December 31, 2015 and 2014. The plan’s actuary certifies the zone status. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
We are a party to three collective bargaining agreements (at our Ashland Works, Mansfield Works and at the AK Tube Walbridge plant) that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 310 hourly employees at Mansfield Works expires on March 31, 2017. The labor contract for approximately 90 hourly employees at the AK Tube Walbridge plant expires January 22, 2018. The labor contract for approximately 725 hourly employees at the Ashland Works expires on September 1, 2018.

(e)
We are a party to three collective bargaining agreements (at our Butler Works, Middletown Works and Zanesville Works) that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 1,200 hourly employees at

Butler Works expires on April 1, 2019. The labor contract for approximately 1,715 hourly employees at Middletown Works expires on March 15, 2018. The labor contract for approximately 130 hourly employees at Zanesville Works expires on May 31, 2019.

NOTE 8 - Operating Leases

Rental expense was $46.7, $44.0 and $35.7 for 2016, 2015 and 2014. Obligations to make future minimum lease payments at December 31, 2016, are presented below:

2017	$13.9
2018	12.8
2019	9.5
2020	7.5
2021	7.0
2022 and thereafter	14.2
Total minimum lease payments	$64.9

As a result of the termination of our pellet offtake agreement with Magnetation, we no longer need the rail cars that we leased for transporting iron ore pellets. We recorded a liability of $30.5 for these unused rail cars primarily in other long-term liabilities in the consolidated balance sheets as of December 31, 2016. The liability represents the present value of the remaining lease payments that we expect to pay over the remaining 12 years of the lease. We have excluded these payments from the table above.

NOTE 9 - Commitments

We purchase substantial portions of the principal raw materials required for our steel manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. We also use large volumes of natural gas, electricity and industrial gases in our steel manufacturing operations. We negotiate most of our purchases of iron ore, coke, chrome, industrial gases and a portion of our electricity under multi-year agreements. The iron ore agreements typically have a variable-price mechanism that adjusts the price of iron ore periodically, based on reference to an iron ore index and other market-based factors. We typically purchase coal under annual fixed-price agreements. We also purchase certain transportation services under multi-year contracts with minimum quantity requirements.

Commitments for future capital investments at December 31, 2016, totaled approximately $42.5, all of which we expect to incur in 2017.

NOTE 10 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including us, must follow stringent federal, state and local laws and regulations designed to protect human health and the environment. We have spent the following amounts over the past three years for environmental-related capital investments and environmental compliance:

	2016	2015	2014
Environmental-related capital investments	$4.9	$7.1	$7.2
Environmental compliance costs	123.9	133.2	112.4

We and our predecessors have been involved in steel manufacturing and related operations since 1900. Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we have estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. For sites involving government-required investigations, we typically make an estimate of potential remediation expenditures only after the investigation is complete and when we better understand the nature and scope of the remediation. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies. We have recorded the following liabilities for environmental matters on our consolidated balance sheets:

	2016	2015
Accrued liabilities	$7.3	$5.6
Other non-current liabilities	39.9	41.1

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree required us to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils at Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued approximately $14.6 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works (then a part of Dearborn) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Dearborn (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, we filed a motion to dismiss the appeal. Additionally, on December 15, 2014, we filed a motion to dismiss the appeal for lack of jurisdiction. At the conclusion of a hearing on all three motions on February 12, 2015, all three motions were denied. On July 12, 2016, the Michigan Court of Appeals denied our motion seeking to overturn the decision of the Circuit Court denying our motion to dismiss for lack of jurisdiction. On October 5, 2016, we filed an application with the Michigan Supreme Court for leave to appeal, seeking to overturn the decision of the Michigan Court of Appeals. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs, if any, that we may incur if the appeal causes the permit limits to change, nor can we determine if the costs will be material or when we would incur them.

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

As previously reported, AK Steel received an order in October 2002 from the EPA under Section 3013 of RCRA requiring it to investigate several areas of Zanesville Works that allegedly could be sources of contamination. A site investigation began in 2003 and was approved by EPA in November 2012. On October 28, 2016, the EPA requested that we conduct a corrective measures study and implement these measures as necessary. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued $0.7 for the projected cost of the corrective measures study as well as a supplemental investigation. Until the study is complete, we cannot reliably estimate the costs, if any, we may incur for potential required remediation of the site or when we may incur them.

On December 22, 2016 and February 7, 2017, we received Notices of Violations from the Southwest Ohio Air Quality Agency on a pickling line at our Middletown Works, alleging violations of hydrochloric acid emission rates based on source testing events conducted between October 2016 and January 2017. We investigated these claims and implemented several corrective measures. Based on additional testing conducted in January 2017, we believe that the pickling line is currently in compliance with emission limitations. Until the claims under the Notices of Violations are resolved, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

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

The number of asbestos cases pending at December 31, 2016, is presented below:

Asbestos Cases Pending at
December 31, 2016
Cases with specific dollar claims for damages:
Claims up to $0.2	121
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	131
Cases without a specific dollar claim for damages	208
Total asbestos cases pending	339

(a)	Involve a total of 2,331 plaintiffs and 17,227 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information in 2016, 2015 and 2014, is presented below:

	2016	2015	2014
New Claims Filed	40	52	50
Pending Claims Disposed Of	84	68	90
Total Amount Paid in Settlements	$0.9	$1.9	$0.7

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

ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint and ArcelorMittal did file an amended complaint in Case No. 1:13-cv-00685 (“685 Action”) alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015 final judgment. That appeal is fully briefed and oral argument was held on November 1, 2016. On January 20, 2016, we filed a motion to dismiss the amended complaint in the 685 Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. Following discovery, on August 17, 2016, we filed a motion for summary judgment on the basis that the claims in the 685 Action are precluded by the judgment in the original case. On January 19, 2017, the district court issued an opinion granting summary judgment in favor of the Company in the 685 Action on the grounds of non-infringement and also entered a final judgment on that basis. On February 14, 2017, ArcelorMittal filed a notice of appeal of the district court's order in the Federal Circuit Court of Appeals. We intend to continue to contest this matter vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

Trade Cases

Corrosion-Resistant Steel

On June 3, 2015, we, along with five other domestic producers, filed anti-dumping (“AD”) and countervailing duty (“CVD”) petitions against imports of corrosion-resistant steel (“CORE”) from China, India, Italy, South Korea and Taiwan. The petitions alleged that unfairly traded imports of CORE from those five countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated its investigations on June 24, 2015. On May 25, 2016, the Commerce Department announced its final affirmative determinations that (a) imports of CORE from China, India, Italy, South Korea and Taiwan are being sold at less-than-fair-value and should be subject to final AD duties, and that (b) imports of CORE from China, India, Italy and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the Commerce Department calculated final dumping and subsidy margins as follows:

	Final	Final
Country	Corrosion-Resistant CVD Margins	Corrosion-Resistant AD Margins
China	241.07% – 39.05%	209.97%
India	29.49% – 8.00%	4.43% – 3.05%
Italy	38.51% – 0.00%	92.12% – 12.63%
South Korea	1.19% – 0.00%	47.80% – 8.75%
Taiwan	0.00%	10.34%

On June 24, 2016, the International Trade Commission (“ITC”) determined that the domestic steel industry is materially injured by reason of imports of CORE from China, India, Italy, South Korea and Taiwan that are sold in the United States at less than fair value and that such products are subsidized by the governments of China, India, Italy and South Korea. As a result of the Commerce Department’s and the ITC’s final determinations, importers are required to post cash deposits with the U.S. government on imports of CORE from China, India, Italy, South Korea and Taiwan at the above CVD margins and AD margins. AD and CVD measures remain in effect for a minimum of five years.

Several of the named countries have filed appeals of the final determinations on CORE with the Court of International Trade (“CIT”). We and the other domestic producers intend to oppose all appeals vigorously.

On September 23, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing CORE into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese CORE that originated in China be subjected to the same AD and CVD duties of shipments of CORE imported directly from China. On November 7, 2016, the Commerce Department made a favorable determination and announced that it would initiate an investigation into imports of Vietnamese CORE. We expect the Commerce Department to complete its investigation in the second or third quarter of 2017.

Cold-Rolled Steel

On July 28, 2015, we, along with four other domestic producers, filed AD petitions against imports of cold-rolled steel from Brazil, China, India, Japan, the Netherlands, Russia, South Korea and the United Kingdom, as well as CVD petitions against imports of cold-rolled steel from Brazil, China, India, Russia and South Korea. The petitions alleged that unfairly traded imports of cold-rolled steel from those eight countries are causing material injury to the domestic industry. On May 17, 2016, the Commerce Department announced its final affirmative determinations that (a) imports of cold-rolled steel from China and Japan are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of cold-rolled steel from China are benefiting from government subsidies and should be subject to CVD duties. On July 21, 2016, the Commerce Department announced its final affirmative determinations that (a) imports of cold-rolled steel from Brazil, India, Russia, South Korea and the United Kingdom are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of cold-rolled steel from Brazil, India, Russia and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the Commerce Department calculated final dumping and subsidy margins as follows (the below chart does not include the margins determined for Russia because the ITC determined that the imports of cold-rolled steel are negligible, as further discussed below):

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

As a result of the Commerce Department’s and the ITC’s final determinations, importers are required to post cash deposits with the U.S. government on imports of cold-rolled steel from Brazil, China, India, Japan, South Korea and the United Kingdom at the above CVD margins and AD margins. AD and CVD measures remain in effect for a minimum of five years.

Several of the named countries have filed appeals of the final determinations on cold-rolled steel with the CIT. We and the other domestic producers intend to oppose all appeals vigorously.

On September 27, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing cold-rolled steel into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese cold-rolled steel that originated in China be subjected to the same AD and CVD duties of shipments of cold-rolled steel imported directly from China. On November 7, 2016, the Commerce Department made a favorable determination and announced that it would initiate an investigation into Vietnamese cold-rolled steel. We expect the Commerce Department to complete its investigation in the second or third quarter of 2017.

Hot-Rolled Steel

On August 11, 2015, we, along with five other domestic producers, filed AD petitions against imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom, as well as CVD petitions against imports of hot-rolled steel from Brazil, South Korea and Turkey. The petitions alleged that unfairly traded imports of hot-rolled steel from those seven countries are causing material injury to the domestic industry. The Commerce Department initiated its investigations on September 1, 2015. On August 5, 2016, the Commerce Department announced its final affirmative determinations that (a) imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom are being sold at less-than-fair-value and should be subject to final AD duties and that (b) imports of hot-rolled steel from Brazil and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the Commerce Department calculated final dumping and subsidy margins as follows:

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

Stainless Steel

On February 12, 2016, we, along with three other domestic producers, filed AD and CVD petitions against imports of stainless steel from China. The petitions allege that unfairly traded imports of stainless steel from China are causing material injury to the domestic industry. The Commerce Department initiated its investigations on March 4, 2016. On March 25, 2016, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of stainless steel from China. On June 23, 2016, the Commerce Department preliminarily determined that Chinese producers significantly increased their shipments of products into the U.S. market before the Commerce Department’s preliminary determination of AD and CVD duties and, as such, that critical circumstances exist for imports of certain stainless steel from China. On July 12, 2016, the Commerce Department preliminarily determined that imports of stainless steel from China are benefiting from unfair government subsidies and should be subject to CVD duties. On September 12, 2016, the Commerce Department also preliminarily determined that imports of stainless steel from China are being sold at less-than-fair-value and should be subject to AD duties. The Commerce Department’s critical circumstances preliminary determination also allows the Commerce Department to impose CVD duties on certain stainless steel imports from China retroactively from April 19, 2016 and AD duties retroactively from 90 days prior to the publication of the Commerce Department’s preliminary determination in the Federal Register. On February 2, 2017, the Commerce Department announced its final affirmative determinations that (a) imports of stainless steel from China (a) are being sold at less-than-fair-value and should be subject to final AD duties, and (b) are benefiting from government subsidies and should be subject to CVD duties. The Commerce Department calculated final dumping and subsidy margins as follows:

	Final	Final
Country	Stainless CVD Margins	Stainless AD Margins
China	190.71% – 75.60%	76.64% – 63.86%

As a result of the Commerce Department’s final determinations and the ITC’s preliminary determinations, importers of stainless steel from China are required to post cash deposits with the U.S. government on imports of stainless steel from at the above CVD margins and AD margins. We expect the ITC to issue its final determination of injury by the end of the first quarter of 2017.

Grain-Oriented Electrical Steel

On September 18, 2013, we, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of grain-oriented electrical steel (“GOES”) from seven countries. We filed AD petitions against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a CVD petition against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The Commerce Department initiated the cases in October 2013. During May and July of 2014, the Commerce Department issued preliminary or final dumping determinations for imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea. However, in separate decisions announced in August and October of 2014, the ITC issued its final determination for imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by those imports. These two ITC decisions nullified the Commerce Department’s assessment of dumping duties on GOES imports from each of the seven named countries, as well as a CVD determination for China. The Petitioners promptly filed appeals of the ITC’s decisions to the CIT. On November 23, 2016, the CIT rendered a decision denying the Petitioners’ appeal. We are continuing to assess various alternatives to ensure that foreign producers of GOES are required to comply with U.S. trade laws, including encouraging the vigorous enforcement of existing laws and regulations.

Other Contingencies

In addition to the matters discussed above, there are various pending and potential claims against us and our subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Because of the considerable uncertainties which exist for any claim, it is difficult to reliably or accurately estimate what would be the amount of a loss if a claimant prevails. If material assumptions or factual understandings we rely on to evaluate exposure for these contingencies prove to be inaccurate or otherwise change, we may be required to record a liability for an adverse outcome. If, however, we have reasonably evaluated potential future liabilities for all of these contingencies, including those described more specifically above, it is our opinion, unless we otherwise noted, that the ultimate liability from these contingencies, individually and in the aggregate, should not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In May 2016, AK Holding issued 59.8 million shares of common stock at $4.40 per share. We received net proceeds of $249.5 after underwriting discounts and other fees. We used the net proceeds from the sale of the common stock to reduce our debt by repaying outstanding borrowings under our Credit Facility.

In November 2016, AK Holding issued 74.8 million shares of common stock at $4.90 per share. We received net proceeds of $351.0 after underwriting discounts and other fees. We used the net proceeds from the sale of the common stock to reduce our debt by repaying outstanding borrowings under our Credit Facility and for general corporate purposes.

In 2014, AK Holding issued 40.3 million shares of common stock at $9.00 per share. Net proceeds were $345.3 after underwriting discounts and other fees. AK Holding used the net proceeds to pay a portion of the purchase price for the acquisition of Dearborn, to repay a portion of outstanding borrowings under the Credit Facility and for general corporate purposes.

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

Share Repurchase Program: In October 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding common stock. We have not made any common stock repurchases under this program in the last three years. As of December 31, 2016, we had remaining $125.6 for repurchase under the Board of Directors’ authorization.

NOTE 12 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits us to grant nonqualified stock option, restricted stock, performance share and/or restricted stock unit (“RSUs”) awards to our Directors, officers and other employees. Stockholders have approved an aggregate maximum of 28 million shares issuable under the SIP through December 31, 2019, of which approximately 8 million shares are available for future grant as of December 31, 2016.

Share-based compensation expense for the years ended December 31, 2016, 2015 and 2014, is presented below:

Share-based Compensation Expense	2016	2015	2014
Stock options	$1.0	$1.7	$1.7
Restricted stock	1.6	3.2	3.2
Restricted stock units issued to Directors	1.3	0.9	1.1
Performance shares	1.5	1.9	2.9
Pre-tax share-based compensation expense	$5.4	$7.7	$8.9

Stock Options

Stock options have a maximum term of ten years and holders may not exercise them earlier than six months after the grant date or another term the award agreement may specify. Stock options granted to officers and other employees vest and become exercisable in three equal installments on the first, second and third anniversaries of the grant date. The exercise price of each option must equal or exceed the market price of our common stock on the grant date. We have not and do not reprice stock options to lower the exercise price.

We use the Black-Scholes option valuation model to value the nonqualified stock options. We use historical data of stock option exercise behaviors to estimate the expected life that granted options will be outstanding. The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the grant date. The expected volatility is determined by using a blend of historical and implied volatility. The expected dividend yield is based on our historical dividend payments. We also estimate that option holders will forfeit 5% of the options.

The following weighted-average assumptions are used in the Black-Scholes option pricing model to estimate the fair value of granted options as of the grant date:

	2016	2015	2014
Expected volatility	90.3% – 91.5%	67.6% – 75.9%	58.3% – 68.2%
Weighted-average volatility	90.7%	69.4%	62.6%
Expected term (in years)	3.3 – 6.7	3.1 – 6.6	3.0 – 6.5
Risk-free interest rate	1.2% – 1.8%	1.0% – 1.7%	0.9% – 2.3%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value per share of granted options	$1.29	$2.36	$3.50

Option activity for the year ended December 31, 2016, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,303,992	$9.26
Granted	630,040	1.83
Exercised	(827,688)	6.68
Forfeited and expired	(330,779)	11.04
Outstanding at December 31, 2016	2,775,565	8.12	5.3	$—

Exercisable at December 31, 2016	1,430,960	12.61	3.7	—

Unvested at December 31, 2016	1,344,605	3.35	7.0	—

Unvested at December 31, 2016 expected to vest	1,277,375	3.35	7.0	—

The total intrinsic value of stock option awards that holders exercised during the year ended December 31, 2016 was $1.4 and was not material in 2015 or 2014. Each exercised option’s intrinsic value is the quoted average of the reported high and low sales price on the exercise date. As of December 31, 2016, total unrecognized compensation costs for non-vested stock options were $0.6, which we expect to recognize over a weighted-average period of 1.5 years.

Restricted Stock

Restricted stock awards granted to officers and other employees ordinarily vest ratably on the first, second and third anniversaries of the grant. Non-vested restricted stock awards activity for the year ended December 31, 2016, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	599,315	$4.54
Granted	617,460	1.80
Vested/restrictions lapsed	(560,343)	3.21
Canceled	(31,407)	2.89
Outstanding at December 31, 2016	625,025	3.11

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014, was $1.80, $4.06 and $6.66 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the years ended December 31, 2016, 2015 and 2014, was $1.4, $2.9 and $2.9. As of December 31, 2016, total unrecognized compensation costs for non-vested restricted stock awards granted under the SIP were $1.0, which we expect to recognize over a weighted-average period of 1.5 years.

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

Performance Shares

Performance shares are granted to officers and other employees. They earn the awards by meeting performance measures over a three-year period. Though a target number of performance shares are awarded on the grant date, the total number of performance shares issued to the participant when they vest is based on two equally-rated metrics: (i) our share performance compared to a prescribed compounded annual growth rate and (ii) our total share return compared to Standard & Poor’s MidCap 400 index.

The following weighted-average assumptions are used in a Monte Carlo simulation model to estimate the fair value of performance shares granted:

	2016	2015	2014
Company expected volatility	60.8%	56.4%	59.1%
S&P’s MidCap 400 index expected volatility	27.6%	27.0%	32.4%
Risk-free interest rate	1.1%	0.9%	0.9%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value per performance share granted	$1.74	$3.09	$6.40

Non-vested performance share awards activity for the year ended December 31, 2016, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	1,004,294	$4.40
Granted	484,500	1.74
Earned	(381,701)	6.40
Expired or forfeited	(89,237)	3.35
Outstanding at December 31, 2016	1,017,856	2.48

As of December 31, 2016, total unrecognized compensation costs for non-vested performance share awards granted under the SIP were $1.1, which we expect to recognize over a weighted-average period of 1.5 years.

NOTE 13 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	2016	2015	2014
Foreign currency translation
Balance at beginning of period	$(2.1)	$1.0	$4.7
Other comprehensive income (loss)—foreign currency translation gain (loss)	(1.5)	(3.1)	(3.7)
Balance at end of period	$(3.6)	$(2.1)	$1.0
Cash flow hedges
Balance at beginning of period	$(34.0)	$(32.2)	$18.3
Other comprehensive income (loss):
Gains (losses) arising in period	56.1	(64.2)	(51.6)
Income tax expense (benefit)	2.0	(25.2)	—
Gains (losses) arising in period, net of tax	54.1	(39.0)	(51.6)
Reclassification of losses (gains) to net income (loss) (a)	27.2	61.4	1.1
Income tax expense (c)	0.9	24.2	—
Net amount of reclassification of losses (gains) to net income (loss)	26.3	37.2	1.1
Total other comprehensive income (loss), net of tax	80.4	(1.8)	(50.5)
Balance at end of period	$46.4	$(34.0)	$(32.2)
Unrealized holding gains on securities
Balance at beginning of period	$—	$0.4	$0.4
Reclassification of gains (losses) to net income (loss)—income tax benefit (c)	—	0.4	—
Total other comprehensive income (loss), net of tax	—	(0.4)	—
Balance at end of period	$—	$—	$0.4
Pension and OPEB plans
Balance at beginning of period	$(151.1)	$(173.6)	$300.0
Other comprehensive income (loss):
Prior service credit (cost) arising in period	(8.3)	(7.7)	10.9
Gains (losses) arising in period	11.6	(60.8)	(422.5)
Subtotal	3.3	(68.5)	(411.6)
Income tax expense (benefit) (c)	0.1	(26.0)	—
Gains (losses) arising in period, net of tax	3.2	(42.5)	(411.6)
Reclassification to net income (loss):
Prior service costs (credits) (b)	(54.8)	(60.2)	(68.9)
Actuarial (gains) losses (b)	97.9	165.0	6.9
Subtotal	43.1	104.8	(62.0)
Income tax (expense) benefit (c)	1.5	39.8	—
Amount of reclassification to net income (loss), net of tax	41.6	65.0	(62.0)
Total other comprehensive income (loss), net of tax	44.8	22.5	(473.6)
Balance at end of period	$(106.3)	$(151.1)	$(173.6)

(a)	Included in cost of products sold

(b)	Included in pension and OPEB expense (income)

(c)	Included in income tax expense (benefit)

NOTE 14 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is presented below:

	2016	2015	2014
Net income (loss) attributable to AK Steel Holding Corporation	$(7.8)	$(509.0)	$(96.9)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—
Undistributed earnings (loss)	$(7.8)	$(509.0)	$(96.9)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—
Undistributed earnings (loss) to common stockholders	(7.7)	(507.3)	(96.6)
Common stockholders earnings (loss)—basic and diluted	$(7.7)	$(507.3)	$(96.6)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	230.0	177.2	148.1
Effect of exchangeable debt	—	—	—
Effect of dilutive stock-based compensation	—	—	—
Common shares outstanding for diluted earnings per share	230.0	177.2	148.1

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—
Undistributed earnings (loss)	(0.03)	(2.86)	(0.65)
Basic and diluted earnings (loss) per share	$(0.03)	$(2.86)	$(0.65)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	3.0	3.6	9.7

NOTE 15 - Variable Interest Entities

SunCoke Middletown

We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $66.0, $62.6 and $63.0 for the years ended December 31, 2016, 2015 and 2014 that was included in our consolidated income (loss) before income taxes.

Vicksmetal/Armco Associates

We own a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company, which is owned by Sumitomo Corporation. VAA slits electrical steel primarily for AK Steel, though also for third parties. VAA is a variable interest entity and we are the primary beneficiary. Therefore, we consolidate VAA’s financial results with our financial results.

NOTE 16 - Fair Value Measurements

We measure certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches. The hierarchy of those valuation approaches is in three levels based on the reliability of inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Below is a summary of the hierarchy levels:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), we adjust our valuations to reflect the counterparty’s valuation assumptions. After validating that the counterparty’s assumptions for implied volatilities reflect independent source’s assumptions, we discount these model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of December 31, 2016, a spread over benchmark rates of less than 0.8% was used for derivatives valued as assets and less than 4.0% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	2016			2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents (a)	$48.2	$125.0	$173.2	$56.6	$—	$56.6
Other current assets:
Foreign exchange contracts	—	0.1	0.1	—	1.1	1.1
Commodity hedge contracts	—	47.0	47.0	—	0.5	0.5
Other non-current assets—commodity hedge contracts	—	15.3	15.3	—	0.3	0.3
Assets measured at fair value	$48.2	$187.4	$235.6	$56.6	$1.9	$58.5

Liabilities measured at fair value
Accrued liabilities—commodity hedge contracts	$—	$(1.8)	$(1.8)	$—	$(41.2)	$(41.2)
Other non-current liabilities—commodity hedge contracts	—	(0.6)	(0.6)	—	(9.5)	(9.5)
Liabilities measured at fair value	$—	$(2.4)	$(2.4)	$—	$(50.7)	$(50.7)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,123.2)	$(2,123.2)	$—	$(1,573.3)	$(1,573.3)
Carrying amount	—	(1,816.6)	(1,816.6)	—	(2,354.1)	(2,354.1)

(a)	Level 2 assets include money market mutual funds invested in U.S. Treasury obligations.

See Note 7 for information on the fair value of pension plan assets. The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at December 31, 2016 and 2015.

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

All commodity derivatives are recognized as an asset or liability at fair value. We record the effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize earnings for the associated underlying transaction. We recognize gains and losses on these designated derivatives arising from either hedge ineffectiveness or from components excluded from the assessment of effectiveness in current earnings under cost of products sold. We record all gains or losses from derivatives for which hedge accounting treatment has not been elected to earnings on a current basis in net sales or cost of products sold. We have no collateral to counterparties under collateral funding arrangements as of December 31, 2016.

Outstanding commodity price swaps and options and forward foreign exchange contracts as of December 31, 2016 and 2015, are presented below:

Commodity	2016	2015
Nickel (in lbs)	—	164,800
Natural gas (in MMBTUs)	43,865,000	36,972,500
Zinc (in lbs)	58,750,000	54,173,800
Iron ore (in metric tons)	2,555,000	2,795,000
Electricity (in MWHs)	1,578,821	1,386,400
Foreign exchange contracts (in euros)	€5,000,000	€55,500,000

The fair value of derivative instruments as of December 31, 2016 and 2015, is presented below:

Asset (liability)	2016	2015
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$18.5	$0.3
Other non-current assets—commodity contracts	5.2	0.3
Accrued liabilities—commodity contracts	(1.8)	(40.9)
Other non-current liabilities—commodity contracts	(0.1)	(9.5)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	0.1	1.1
Commodity contracts	28.5	0.2
Other noncurrent assets—commodity contracts	10.1	—
Accrued liabilities—commodity contracts	—	(0.3)
Other noncurrent liabilities—commodity contracts	(0.5)	—

Gains (losses) on derivative instruments for the years ended December 31, 2016, 2015 and 2014, are presented below:

Gain (loss)	2016	2015	2014
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$(27.2)	$(61.4)	$(1.1)
Recorded in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(13.3)	(23.6)	(0.8)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.9)	(0.1)	1.9
Commodity contracts:
Recognized in net sales	—	2.2	(5.1)
Recognized in cost of products sold	38.6	(2.0)	(35.0)

The termination of the pellet offtake agreement with Magnetation and entry into the Settlement Agreement will affect the future accounting treatment of certain iron ore derivatives contracts that we entered before the termination of the pellet offtake agreement and entry into the Settlement Agreement. We previously designated certain derivative contracts as cash flow hedges on a portion of the Magnetation iron ore purchases. As a result of the entry into the Settlement Agreement, we discontinued designating those derivatives contracts as hedging instruments, which potentially increases the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition. Discontinuing contracts as hedging instruments requires us to immediately recognize changes in the fair value of the derivative contracts in cost of products sold when the change in fair value occurs, instead of when we recognize costs for the underlying purchases of iron ore. Therefore, we reclassified $1.7 of gains on unsettled iron ore derivatives from accumulated other comprehensive income into cost of products sold in the third quarter of 2016 when we entered the Settlement Agreement, and we recorded $45.6 of mark-to-market gains in 2016 for unsettled iron ore derivatives.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	January 2017 to December 2018	$19.9
Electricity	January 2017 to December 2018	(0.3)
Zinc	January 2017 to December 2018	4.8

NOTE 18 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	2016	2015	2014
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$137.1	$161.3	$121.9
Income taxes	(2.6)	0.7	(0.3)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $83.3, $87.4 and $66.4 for the years ended December 31, 2016, 2015 and 2014. Consolidated cash and cash equivalents at December 31, 2016, and 2015, include SunCoke Middletown’s cash and cash equivalents of $5.0 and $7.6. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but is not available for our use.

We had capital investments during the years ended December 31, 2016, 2015 and 2014, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the consolidated statements of cash flows until paid. We have included our new leased Research and Innovation Center in property, plant and equipment and as a capital lease obligation in the consolidated balance sheets as of December 31, 2016, which represents a non-

cash transaction for us. We also granted restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities for the years ended December 31, 2016, 2015 and 2014, are presented below:

	2016	2015	2014
Capital investments	$33.2	$34.4	$29.5
Research and Innovation Center capital lease	25.2	—	—
Issuance of restricted stock and restricted stock units	2.3	4.1	4.5

NOTE 19 - Quarterly Information (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,518.8	$1,492.2	$1,452.9	$1,418.6	$5,882.5
Operating profit (loss)	48.0	62.6	130.8	(11.2)	230.2
Net income (loss) attributable to AK Holding	(13.6)	17.3	50.9	(62.4)	(7.8)
Basic and diluted earnings (loss) per share	$(0.08)	$0.08	$0.21	$(0.22)	$(0.03)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,750.9	$1,689.4	$1,709.9	$1,542.7	$6,692.9
Operating profit (loss)	33.8	7.1	80.2	(34.4)	86.7
Net income (loss) attributable to AK Holding	(306.3)	(64.0)	6.7	(145.4)	(509.0)
Basic and diluted earnings (loss) per share	$(1.72)	$(0.36)	$0.04	$(0.82)	$(2.86)

Included in net income attributable to AK Holding in the fourth quarter and full year of 2016 were charges for the termination of a pellet offtake agreement with Magnetation and related transportation costs of $69.5, a pension corridor charge of $78.4, an OPEB corridor credit of $35.3 and a pension settlement charges of $25.0.

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

NOTE 20 - Supplementary Guarantor Information

AK Steel’s Secured Notes, 2020 Notes, 2021 Notes, 2022 Notes (collectively, the “Senior Notes”) and the Exchangeable Notes are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding and the Subsidiary Guarantors each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the notes. AK Holding remains the sole guarantor of the Exchangeable Notes.

We present all investments in subsidiaries in the supplementary guarantor information using the equity method of accounting. Therefore, the net income (loss) of the subsidiaries accounted for using the equity method is in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplementary condensed consolidating financial statements present information about AK Holding, AK Steel, the Subsidiary Guarantors and the other non-guarantor subsidiaries.

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,681.0	$250.9	$411.5	$(460.9)	$5,882.5
Cost of products sold (exclusive of items shown separately below)	—	5,005.4	176.1	299.4	(416.2)	5,064.7
Selling and administrative expenses (exclusive of items shown separately below)	4.4	280.8	12.7	22.6	(43.3)	277.2
Depreciation	—	187.8	7.0	21.8	—	216.6
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	—	(43.8)	—	—	—	(43.8)
Pension and OPEB net corridor charge	—	43.1	—	—	—	43.1
Pension settlement charges	—	25.0	—	—	—	25.0
Charges for termination of pellet agreement and related transportation costs	—	69.5	—	—	—	69.5
Total operating costs	4.4	5,567.8	195.8	343.8	(459.5)	5,652.3
Operating profit (loss)	(4.4)	113.2	55.1	67.7	(1.4)	230.2
Interest expense	—	162.3	—	1.6	—	163.9
Other income (expense)	—	(16.4)	8.1	8.6	(5.2)	(4.9)
Income (loss) before income taxes	(4.4)	(65.5)	63.2	74.7	(6.6)	61.4
Income tax expense (benefit)	—	(21.9)	24.0	3.6	(2.5)	3.2
Equity in net income (loss) of subsidiaries	(3.4)	40.2	—	(0.7)	(36.1)	—
Net income (loss)	(7.8)	(3.4)	39.2	70.4	(40.2)	58.2
Less: Net income attributable to noncontrolling interests	—	—	—	66.0	—	66.0
Net income (loss) attributable to AK Steel Holding Corporation	(7.8)	(3.4)	39.2	4.4	(40.2)	(7.8)
Other comprehensive income (loss)	123.7	123.7	—	(1.5)	(122.2)	123.7
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$115.9	$120.3	$39.2	$2.9	$(162.4)	$115.9

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,498.2	$256.2	$533.0	$(594.5)	$6,692.9
Cost of products sold (exclusive of items shown separately below)	—	5,984.9	165.7	425.1	(543.7)	6,032.0
Selling and administrative expenses (exclusive of items shown separately below)	4.9	270.4	13.1	22.6	(49.1)	261.9
Depreciation	—	187.7	7.4	20.9	—	216.0
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	—	(63.0)	—	—	—	(63.0)
Pension and OPEB net corridor charge	—	131.2	—	—	—	131.2
Charge for facility idling	—	28.1	—	—	—	28.1
Total operating costs	4.9	6,539.3	186.2	468.6	(592.8)	6,606.2
Operating profit (loss)	(4.9)	(41.1)	70.0	64.4	(1.7)	86.7
Interest expense	—	171.0	—	2.0	—	173.0
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Impairment of AFSG investment	—	—	—	(41.6)	—	(41.6)
Other income (expense)	—	6.4	6.6	(11.6)	—	1.4
Income (loss) before income taxes	(4.9)	(205.7)	76.6	(247.1)	(1.7)	(382.8)
Income tax expense (benefit)	—	39.6	29.1	(4.6)	(0.7)	63.4
Equity in net income (loss) of subsidiaries	(504.1)	(258.8)	—	0.6	762.3	—
Net income (loss)	(509.0)	(504.1)	47.5	(241.9)	761.3	(446.2)
Less: Net income attributable to noncontrolling interests	—	—	—	62.8	—	62.8
Net income (loss) attributable to AK Steel Holding Corporation	(509.0)	(504.1)	47.5	(304.7)	761.3	(509.0)
Other comprehensive income (loss)	17.2	17.2	—	(3.1)	(14.1)	17.2
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(491.8)	$(486.9)	$47.5	$(307.8)	$747.2	$(491.8)

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,284.2	$326.4	$553.9	$(658.8)	$6,505.7
Cost of products sold (exclusive of items shown separately below)	—	5,937.6	244.4	439.6	(613.9)	6,007.7
Selling and administrative expenses (exclusive of items shown separately below)	4.6	251.0	11.9	27.7	(48.0)	247.2
Depreciation	—	176.1	5.0	20.8	—	201.9
Pension and OPEB expense (income)	—	(92.5)	—	—	—	(92.5)
Pension corridor charge	—	2.0	—	—	—	2.0
Total operating costs	4.6	6,274.2	261.3	488.1	(661.9)	6,366.3
Operating profit (loss)	(4.6)	10.0	65.1	65.8	3.1	139.4
Interest expense	—	142.1	—	2.6	—	144.7
Other income (expense)	—	(17.7)	6.5	(9.9)	—	(21.1)
Income (loss) before income taxes	(4.6)	(149.8)	71.6	53.3	3.1	(26.4)
Income tax expense (benefit)	—	(19.2)	28.6	(2.9)	1.2	7.7
Equity in net income (loss) of subsidiaries	(92.3)	38.3	—	(0.7)	54.7	—
Net income (loss)	(96.9)	(92.3)	43.0	55.5	56.6	(34.1)
Less: Net income attributable to noncontrolling interests	—	—	—	62.8	—	62.8
Net income (loss) attributable to AK Steel Holding Corporation	(96.9)	(92.3)	43.0	(7.3)	56.6	(96.9)
Other comprehensive income (loss)	(527.8)	(527.8)	—	(3.7)	531.5	(527.8)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(624.7)	$(620.1)	$43.0	$(11.0)	$588.1	$(624.7)

Condensed Balance Sheets
December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$147.9	$4.4	$20.9	$—	$173.2
Accounts receivable, net	—	400.4	30.3	19.6	(8.3)	442.0
Inventory, net	—	1,038.1	45.3	42.0	(11.5)	1,113.9
Other current assets	—	91.5	0.2	2.9	—	94.6
Total current assets	—	1,677.9	80.2	85.4	(19.8)	1,823.7
Property, plant and equipment	—	5,857.9	175.9	535.2	—	6,569.0
Accumulated depreciation	—	(4,365.8)	(87.2)	(101.6)	—	(4,554.6)
Property, plant and equipment, net	—	1,492.1	88.7	433.6	—	2,014.4
Other non-current assets:
Investment in subsidiaries	(3,227.1)	1,406.2	—	67.5	1,753.4	—
Inter-company accounts	2,954.9	(4,041.9)	1,464.0	(458.4)	81.4	—
Other non-current assets	—	126.0	33.0	38.9	—	197.9
TOTAL ASSETS	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$557.7	$16.7	$15.0	$0.5	$589.9
Accrued liabilities	—	213.7	7.0	13.4	—	234.1
Current portion of pension and other postretirement benefit obligations	—	41.0	—	0.3	—	41.3
Total current liabilities	—	812.4	23.7	28.7	0.5	865.3
Non-current liabilities:
Long-term debt	—	1,816.6	—	—	—	1,816.6
Pension and other postretirement benefit obligations	—	1,090.4	—	3.3	—	1,093.7
Other non-current liabilities	—	146.7	1.6	0.1	—	148.4
TOTAL LIABILITIES	—	3,866.1	25.3	32.1	0.5	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3	—	—	—	21.3
Equity (deficit):
Total stockholders’ equity (deficit)	(272.2)	(3,227.1)	1,640.6	(228.0)	1,814.5	(272.2)
Noncontrolling interests	—	—	—	362.9	—	362.9
TOTAL EQUITY (DEFICIT)	(272.2)	(3,227.1)	1,640.6	134.9	1,814.5	90.7
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0

Condensed Balance Sheets
December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.0	$5.7	$23.9	$—	$56.6
Accounts receivable, net	—	411.9	26.3	29.2	(22.5)	444.9
Inventory, net	—	1,149.6	39.7	47.0	(10.0)	1,226.3
Other current assets	—	75.6	0.3	2.5	—	78.4
Total current assets	—	1,664.1	72.0	102.6	(32.5)	1,806.2
Property, plant and equipment	—	5,763.8	168.6	533.6	—	6,466.0
Accumulated depreciation	—	(4,218.0)	(80.3)	(81.2)	—	(4,379.5)
Property, plant and equipment, net	—	1,545.8	88.3	452.4	—	2,086.5
Other non-current assets:
Investment in subsidiaries	(3,541.0)	1,346.0	—	68.2	2,126.8	—
Inter-company accounts	2,563.4	(3,600.9)	1,398.1	(453.5)	92.9	—
Other non-current assets	—	125.6	33.0	33.1	—	191.7
TOTAL ASSETS	$(977.6)	$1,080.6	$1,591.4	$202.8	$2,187.2	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$669.0	$11.7	$23.7	$(1.0)	$703.4
Accrued liabilities	—	242.3	6.5	12.7	—	261.5
Current portion of pension and other postretirement benefit obligations	—	77.3	—	0.4	—	77.7
Total current liabilities	—	988.6	18.2	36.8	(1.0)	1,042.6
Non-current liabilities:
Long-term debt	—	2,354.1	—	—	—	2,354.1
Pension and other postretirement benefit obligations	—	1,143.6	—	3.3	—	1,146.9
Other non-current liabilities	—	135.3	0.9	0.2	—	136.4
TOTAL LIABILITIES	—	4,621.6	19.1	40.3	(1.0)	4,680.0
Equity (deficit):
Total stockholders’ equity (deficit)	(977.6)	(3,541.0)	1,572.3	(219.5)	2,188.2	(977.6)
Noncontrolling interests	—	—	—	382.0	—	382.0
TOTAL EQUITY (DEFICIT)	(977.6)	(3,541.0)	1,572.3	162.5	2,188.2	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(977.6)	$1,080.6	$1,591.4	$202.8	$2,187.2	$4,084.4

Condensed Statements of Cash Flows
Year Ended December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.1)	$186.5	$44.3	$92.2	$(15.3)	$304.6
Cash flows from investing activities:
Capital investments	—	(116.0)	(8.8)	(2.8)	—	(127.6)
Other investing items, net	—	3.0	—	(0.7)	—	2.3
Net cash flows from investing activities	—	(113.0)	(8.8)	(3.5)	—	(125.3)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(550.0)	—	—	—	(550.0)
Proceeds from issuance of long-term debt	—	380.0	—	—	—	380.0
Redemption of long-term debt	—	(392.8)	—	—	—	(392.8)
Proceeds from issuance of common stock	600.4	—	—	—	—	600.4
Debt issuance costs	—	(20.4)	—	—	—	(20.4)
Inter-company activity	(602.4)	630.5	(36.8)	(6.6)	15.3	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(85.1)	—	(85.1)
Other financing items, net	5.1	0.1	—	—	—	5.2
Net cash flows from financing activities	3.1	47.4	(36.8)	(91.7)	15.3	(62.7)
Net increase (decrease) in cash and cash equivalents	—	120.9	(1.3)	(3.0)	—	116.6
Cash and equivalents, beginning of year	—	27.0	5.7	23.9	—	56.6
Cash and equivalents, end of year	$—	$147.9	$4.4	$20.9	$—	$173.2

Condensed Statements of Cash Flows
Year Ended December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.7)	$49.0	$50.6	$108.1	$(3.7)	$200.3
Cash flows from investing activities:
Capital investments	—	(85.0)	(9.0)	(5.0)	—	(99.0)
Proceeds from sale of equity investee	—	25.0	—	—	—	25.0
Proceeds from AFSG Holdings, Inc. distribution	—	—	—	14.0	—	14.0
Other investing items, net	—	12.5	—	—	—	12.5
Net cash flows from investing activities	—	(47.5)	(9.0)	9.0	—	(47.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(55.0)	—	—	—	(55.0)
Redemption of long-term debt	—	(14.1)	—	—	—	(14.1)
Inter-company activity	4.7	66.1	(40.4)	(34.1)	3.7	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(96.3)	—	(96.3)
Other financing items, net	(1.0)	—	—	—	—	(1.0)
Net cash flows from financing activities	3.7	(3.0)	(40.4)	(130.4)	3.7	(166.4)
Net increase (decrease) in cash and cash equivalents	—	(1.5)	1.2	(13.3)	—	(13.6)
Cash and equivalents, beginning of year	—	28.5	4.5	37.2	—	70.2
Cash and equivalents, end of year	$—	$27.0	$5.7	$23.9	$—	$56.6

Condensed Statements of Cash Flows
Year Ended December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.4)	$(447.2)	$38.1	$92.4	$(2.7)	$(322.8)
Cash flows from investing activities:
Capital investments	—	(63.1)	(5.3)	(12.7)	—	(81.1)
Investments in Magnetation joint venture	—	—	—	(100.0)	—	(100.0)
Investments in acquired business, net of cash acquired	—	(690.3)	—	—	—	(690.3)
Other investing items, net	—	13.6	—	—	—	13.6
Net cash flows from investing activities	—	(739.8)	(5.3)	(112.7)	—	(857.8)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	515.0	—	—	—	515.0
Proceeds from issuance of long-term debt	—	427.1	—	—	—	427.1
Redemption of long-term debt	—	(0.8)	—	—	—	(0.8)
Proceeds from issuance of common stock	345.3	—	—	—	—	345.3
Debt issuance costs	—	(15.5)	—	—	—	(15.5)
Inter-company activity	(341.0)	272.9	(28.3)	93.7	2.7	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(61.0)	—	(61.0)
Other financing items, net	(0.9)	—	—	(3.7)	—	(4.6)
Net cash flows from financing activities	3.4	1,198.7	(28.3)	29.0	2.7	1,205.5
Net increase (decrease) in cash and cash equivalents	—	11.7	4.5	8.7	—	24.9
Cash and equivalents, beginning of year	—	16.8	—	28.5	—	45.3
Cash and equivalents, end of year	$—	$28.5	$4.5	$37.2	$—	$70.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our assessment and those criteria, we have determined that, as of December 31, 2016, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on the following page.

Dated:	February 17, 2017	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 17, 2017	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation

We have audited AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AK Steel Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AK Steel Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of AK Steel Holding Corporation and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 17, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to our Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to our Directors will be set forth under the caption “Election of Directors” in our proxy statement (the “2017 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by our Board of Directors for use at the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2017 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2017 Annual Meeting and Nominations of Directors” in the 2017 Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Ethics covering our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines. These documents, along with charters of our Audit, Management Development and Compensation, Nominating and Governance, Finance, and Public and Environmental Issues Committees, are posted on our website at www.aksteel.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on our website.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which our equity securities are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2017 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transactions” and “Board Independence” in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2017 Proxy Statement, and is incorporated herein by reference.

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

 (a)(3)  Exhibits

The list of exhibits begins on the next page.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Commission on October 25, 2016).

3.2
By-laws of AK Steel Holding Corporation, as amended and restated as of January 19, 2017 (incorporated herein by reference to Exhibit 3.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on January 20, 2017).

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

4.1(d)
Fourth Supplemental Indenture, dated as of April 29, 2014, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as parent guarantor, AK Tube LLC and AK Steel Properties, Inc., as subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q, as filed with the Commission on May 2, 2014).

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

4.1(f)
Sixth Supplemental Indenture, dated as of July 27, 2016, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as parent guarantor, Mountain State Carbon, LLC, as subsidiary guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

4.2
Indenture, dated as of June 20, 2016, among AK Steel Corporation, as issuer, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 20, 2016).

4.2(a)
First Supplemental Indenture dated as of July 27, 2016, among AK Steel Corporation, as issuer, Mountain State Carbon, LLC, as subsidiary guarantor and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

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

*10.8+	Form of Executive Officer Severance Agreement.

*10.9+	Form of Executive Officer Change of Control Agreement.

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

10.14(c)
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of July 27, 2016, among AK Steel Corporation, as Borrower, AK Tube LLC and Mountain State Carbon, LLC, each as Borrowing Base Guarantors, certain financial institutions as the lenders party thereto and Bank of America, N.A., as agent for the Lenders (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

10.14(d)
Joinder to Amended and Restated Loan and Security Agreement, dated as of July 27, 2016, among AK Steel Corporation, Mountain State Carbon, LLC and Bank of America, N.A., as agent for the Lenders (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

10.15
Air Quality Facilities Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the Ohio Air Quality Development Authority - $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.15(a)
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

10.15(b)
Guaranty Agreement, dated as of July 27, 2016, by Mountain State Carbon, LLC to Wells Fargo Bank, National Association, as trustee, pertaining to the Ohio Air Quality Development Authority – $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

10.16
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

Exhibit Number	Description
10.16(b)
Guaranty Agreement, dated as of July 27, 2016, by Mountain State Carbon, LLC to Wells Fargo Bank, National Association, as trustee, pertaining to City of Rockport, Indiana – $30,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

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

10.17(b)
Guaranty Agreement, dated as of July 27, 2016, by Mountain State Carbon, LLC to Wells Fargo Bank, National Association, as trustee, pertaining to Butler County Industrial Development Authority – $7,300,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.10 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

10.18
Security Agreement, dated as of June 20, 2016, among the AK Steel Corporation and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 20, 2016).

10.18(a)
Security Agreement Supplement, dated as of July 27, 2016, between Mountain State Carbon, LLC and U.S. Bank National Association, as collateral agent (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

10.19
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

10.19(b)
Collateral Trust Agreement Joinder, dated as of June 20, 2016, among AK Steel Corporation and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 20, 2016).

10.19(c)
Supplement to Collateral Trust Agreement, dated as of July 27, 2016, among AK Steel Corporation, Mountain State Carbon, LLC and U.S. Bank National Association, as collateral agent (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

10.20+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Commission on November 1, 2013).

10.21
Membership Interest Purchase Agreement, dated July 18, 2014, by and among Severstal Columbus Holdings, LLC, Severstal Dearborn, LLC and AK Steel Corporation (incorporated by reference to Exhibit 2.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 22, 2014).

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

Exhibit Number	Description

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1
Subsidiaries of AK Steel Holding Corporation (incorporated by reference to Exhibit 21.1 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Commission on February 19, 2016).

*23.1	Consent of Ernst & Young LLP.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*95.1	Mine Safety Disclosure.

101.Ins	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.Sch	XBRL Taxonomy Extension Schema Document

*101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document

*101.Def	XBRL Taxonomy Extension Definition Linkbase Document

*101.Lab	XBRL Taxonomy Extension Label Linkbase Document

*101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 17, 2017.

AK Steel Holding Corporation
(Registrant)

/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of February 17, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Signature & Title	Signature & Title

/s/ Dr. James A. Thomson	/s/ William K. Gerber
Dr. James A. Thomson	William K. Gerber
Chairman of the Board	Director

/s/ Roger K. Newport	/s/ Robert H. Jenkins
Roger K. Newport	Robert H. Jenkins
Chief Executive Officer and Director	Director

/s/ Jaime Vasquez	/s/ Gregory B. Kenny
Jaime Vasquez	Gregory B. Kenny
Vice President, Finance and Chief Financial Officer	Director

/s/ Gregory A. Hoffbauer	/s/ Ralph S. Michael, III
Gregory A. Hoffbauer	Ralph S. Michael, III
Vice President, Controller and Chief Accounting Officer	Director

/s/ Dennis C. Cuneo	/s/ Dwayne A. Wilson
Dennis C. Cuneo	Dwayne A. Wilson
Director	Director

/s/ Sheri H. Edison	/s/ Vicente Wright
Sheri H. Edison	Vicente Wright
Director	Director

/s/ Mark G. Essig	/s/ Arlene M. Yocum
Mark G. Essig	Arlene M. Yocum
Director	Director