Form 10-Q
period 2017-03-31
AK STEEL HOLDING CORP
filed 2017-04-28
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

There were 314,825,249 shares of common stock outstanding as of April 26, 2017.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2017	2016

Net sales	$1,533.4	$1,518.8

Cost of products sold (exclusive of items shown separately below)	1,310.8	1,365.5
Selling and administrative expenses (exclusive of items shown separately below)	71.2	63.5
Depreciation	55.1	53.7
Pension and OPEB expense (income)	(16.2)	(11.9)
Total operating costs	1,420.9	1,470.8
Operating profit	112.5	48.0
Interest expense	39.4	42.8
Other income (expense)	(7.8)	(0.7)
Income before income taxes	65.3	4.5
Income tax expense (benefit)	(13.4)	0.1
Net income	78.7	4.4
Less: Net income attributable to noncontrolling interests	16.2	18.0
Net income (loss) attributable to AK Steel Holding Corporation	$62.5	$(13.6)
Net income (loss) per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.20	$(0.08)
Diluted	$0.19	$(0.08)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2017	2016
Net income	$78.7	$4.4
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	0.3	1.5
Cash flow hedges:
Gains (losses) arising in period	(8.0)	(7.8)
Reclassification of losses (gains) to net income (loss)	(3.2)	13.2
Pension and OPEB plans:
Reclassification of prior service cost (credits) included in net income (loss)	(13.4)	(13.8)
Reclassification of losses (gains) included in net income (loss)	1.6	5.9
Other comprehensive income (loss), before tax	(22.7)	(1.0)
Income tax benefit related to items of comprehensive income (loss)	—	—
Other comprehensive income (loss)	(22.7)	(1.0)
Comprehensive income (loss)	56.0	3.4
Less: Comprehensive income attributable to noncontrolling interests	16.2	18.0
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$39.8	$(14.6)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$185.7	$173.2
Accounts receivable, net	524.5	442.0
Inventory, net	1,105.8	1,113.9
Other current assets	107.7	94.6
Total current assets	1,923.7	1,823.7
Property, plant and equipment	6,585.4	6,569.0
Accumulated depreciation	(4,609.4)	(4,554.6)
Property, plant and equipment, net	1,976.0	2,014.4
Other non-current assets	204.7	197.9
TOTAL ASSETS	$4,104.4	$4,036.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$651.5	$589.9
Accrued liabilities	176.6	234.1
Current portion of long-term debt	168.5	—
Current portion of pension and other postretirement benefit obligations	41.3	41.3
Total current liabilities	1,037.9	865.3
Non-current liabilities:
Long-term debt	1,684.5	1,816.6
Pension and other postretirement benefit obligations	1,077.6	1,093.7
Other non-current liabilities	149.9	148.4
TOTAL LIABILITIES	3,949.9	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	19.7	21.3
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 315,663,417 and 314,739,500 shares in 2017 and 2016; outstanding 314,785,342 and 314,160,557 shares in 2017 and 2016	3.2	3.1
Additional paid-in capital	2,861.4	2,855.4
Treasury stock, common shares at cost, 878,075 and 578,943 shares in 2017 and 2016	(5.3)	(2.4)
Accumulated deficit	(3,002.3)	(3,064.8)
Accumulated other comprehensive loss	(86.2)	(63.5)
Total stockholders’ equity (deficit)	(229.2)	(272.2)
Noncontrolling interests	364.0	362.9
TOTAL EQUITY	134.8	90.7
TOTAL LIABILITIES AND EQUITY	$4,104.4	$4,036.0

The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 10 for more information concerning variable interest entities.

(unaudited)	March 31, 2017	December 31, 2016
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$10.1	$5.0
Inventory, net	17.8	16.2
Property, plant and equipment	422.4	422.3
Accumulated depreciation	(76.6)	(72.5)
Accounts payable	10.9	7.8
Other assets (liabilities), net	(0.7)	(2.3)
Noncontrolling interests	362.1	360.9

Other variable interest entities
Cash and cash equivalents	$0.8	$0.8
Property, plant and equipment	11.8	11.8
Accumulated depreciation	(9.6)	(9.5)
Other assets (liabilities), net	0.9	1.0
Noncontrolling interests	1.9	2.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2017	2016
Cash flows from operating activities:
Net income	$78.7	$4.4
Depreciation	51.0	50.1
Depreciation—SunCoke Middletown	4.1	3.6
Amortization	7.2	5.3
Deferred income taxes	(11.9)	4.5
Pension and OPEB expense (income)	(16.2)	(11.9)
Other postretirement benefit payments	(11.4)	(9.6)
Changes in working capital	(54.6)	71.6
Other operating items, net	(10.6)	18.7
Net cash flows from operating activities	36.3	136.7
Cash flows from investing activities:
Capital investments	(32.5)	(28.8)
Other investing items, net	1.5	(0.1)
Net cash flows from investing activities	(31.0)	(28.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(30.0)
Proceeds from issuance of long-term debt	400.0	—
Redemption of long-term debt	(367.5)	—
Debt issuance costs	(7.8)	—
SunCoke Middletown distributions to noncontrolling interest owners	(15.1)	(21.1)
Other financing items, net	(2.4)	(0.3)
Net cash flows from financing activities	7.2	(51.4)
Net increase (decrease) in cash and cash equivalents	12.5	56.4
Cash and cash equivalents, beginning of period	173.2	56.6
Cash and cash equivalents, end of period	$185.7	$113.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)
Net income (loss)				(13.6)		18.0	4.4
Share-based compensation		2.0					2.0
Purchase of treasury stock			(0.3)				(0.3)
Change in accumulated other comprehensive income (loss)					(1.0)		(1.0)
Net distributions to noncontrolling interests						(21.1)	(21.1)
March 31, 2016	$1.8	$2,268.8	$(2.3)	$(3,070.6)	$(188.2)	$378.9	$(611.6)

December 31, 2016	$3.1	$2,855.4	$(2.4)	$(3,064.8)	$(63.5)	$362.9	$90.7
Net income (loss)				62.5		16.2	78.7
Share-based compensation	0.1	4.1					4.2
Stock options exercised		0.3					0.3
Exchangeable notes exchange feature		1.6					1.6
Purchase of treasury stock			(2.9)				(2.9)
Change in accumulated other comprehensive income (loss)					(22.7)		(22.7)
Net distributions to noncontrolling interests						(15.1)	(15.1)
March 31, 2017	$3.2	$2,861.4	$(5.3)	$(3,002.3)	$(86.2)	$364.0	$134.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2017 and December 31, 2016, our results of operations for the three months ended March 31, 2017 and 2016, and our cash flows for the three months ended March 31, 2017 and 2016. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results we expect for the full year ending December 31, 2017. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2 - Supplementary Financial Statement Information

Inventory, net

Inventories as of March 31, 2017 and December 31, 2016, are presented below:

	March 31, 2017	December 31, 2016
Finished and semi-finished	$916.3	$855.0
Raw materials	381.8	415.8
Total cost	1,298.1	1,270.8
Adjustment to state inventories at LIFO value	(192.3)	(156.9)
Inventory, net	$1,105.8	$1,113.9

Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $3.4 and $2.9 for the three months ended March 31, 2017 and 2016, for our share of income of equity investees.

Summarized financial statement data for all investees is presented below.

	Three Months Ended March 31,
	2017	2016
Revenue	$72.5	$69.6
Gross profit	25.5	23.0
Net income	8.9	7.8

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred charges during the fourth quarter of 2015 for supplemental unemployment and other employee benefit costs and for equipment idling, asset preservation and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities in the condensed consolidated balance sheet, and the activity for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$6.1	$22.1
Payments	(1.7)	(4.9)
Balance at end of period	$4.4	$17.2

We estimate we will incur on-going costs of approximately $2.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. These costs were $5.6 and $7.3 for the three months ended March 31, 2017 and 2016. The carrying value of the long-lived assets associated with the temporarily idled operations totaled approximately $70.0 as of March 31, 2017.

NOTE 3 - Income Taxes

Income taxes recorded through March 31, 2017 and 2016, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method. We have estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy, which is determined based on year-to-date changes in the LIFO reserve. In addition, the change in valuation allowance for the three months ended March 31, 2016 includes a $4.4 benefit related to the realizability of certain alternative minimum tax credits.

NOTE 4 - Long-term Debt and Other Financing

Debt balances at March 31, 2017, and December 31, 2016, are presented below:

	March 31, 2017	December 31, 2016
Credit Facility	$—	$—
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020 (to be redeemed May 2017)	168.5	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	279.8	279.8
7.00% Senior Notes due March 2027	400.0	—
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	25.2	25.2
Unamortized debt discount/premium and debt issuance costs	(56.0)	(53.7)
Total debt	1,853.0	1,816.6
Less:
Current portion of long-term debt	168.5	—
Total long-term debt	$1,684.5	$1,816.6

During the three months ended March 31, 2017, we were in compliance with all the terms and conditions of our debt agreements.

Credit Facility

We have a $1,500.0 revolving credit facility (the “Credit Facility”), which expires in March 2019 and is guaranteed by AK Holding and by AK Tube LLC (“AK Tube”), AK Steel Properties, Inc. (“AK Properties”) and Mountain State Carbon LLC (“Mountain State Carbon”), three 100%-owned subsidiaries of AK Steel (referred to together as the “Subsidiary Guarantors”). The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility’s current availability significantly exceeds $150.0. Availability is calculated as the lesser of the Credit Facility commitment or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. We secure our Credit Facility obligations with our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

As of March 31, 2017, there were no outstanding borrowings under the Credit Facility. At March 31, 2017, our eligible collateral, after application of applicable advance rates, was $1,352.0. Availability as of March 31, 2017 was reduced by $70.7 for outstanding letters of credit, resulting in remaining availability of $1,281.3.

Senior Unsecured Notes

In March 2017, AK Steel issued $400.0 aggregate principal amount of 7.00% Senior Unsecured Notes due March 2027 (the “2027 Notes”) and generated net proceeds of $394.0 after underwriting discount. The 2027 Notes are fully and unconditionally guaranteed by AK Holding and by the Subsidiary Guarantors. We used a portion of the net proceeds to pay the cash tender offer of our 7.625% Senior Unsecured Notes due May 2020 (the “2020 Notes”), as further discussed below. Similar to our other senior unsecured notes, the indenture governing the 2027 Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The 2027 Notes also contain customary events of default. Before March 15, 2022, we may redeem the 2027 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, we may redeem them at 103.500% until March 15, 2023, 102.333%

thereafter until March 15, 2024, 101.167% thereafter until March 15, 2025, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption.

Concurrently with the issuance of the 2027 Notes, we repurchased $361.3 of 2020 Notes through a cash tender offer (the “Tender Offer”) at a tender price equal to 102.125% of principal plus accrued and unpaid interest. We also issued a notice of redemption providing that, as of May 15, 2017, we will redeem all 2020 Notes that were not tendered and remained outstanding following the Tender Offer at a redemption price of 101.271% plus accrued and unpaid interest (the “2020 Notes Redemption”). We will use the remaining proceeds received from the issuance of the 2027 Notes, together with cash on hand and borrowings under our Credit Facility, as necessary, to effect the 2020 Notes Redemption. In the first quarter of 2017, we recognized other expense of $9.7 for expenses related to the Tender Offer and the write-off of unamortized debt discount and issue costs related to the 2020 Notes. We expect to record additional expense of approximately $3.4 in the second quarter of 2017 related to the call premium paid on the 2020 Notes Redemption and the write-off of unamortized debt discount and issuance costs related to the remaining 2020 Notes being redeemed in May 2017. Fees paid to holders of the 2020 Notes to tender their notes and expenses paid to third parties related to the issuance of the 2027 Notes, totaling approximately $7.5, will be recognized as an adjustment of the carrying amount of the 2027 Notes and amortized over their term as an adjustment to interest expense.

Exchangeable Notes

AK Steel has outstanding 5.0% Exchangeable Senior Notes due 2019 (the “Exchangeable Notes”). The indenture governing the Exchangeable Notes provides holders with an exchange right at their option before August 15, 2019, if the closing price of our common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. As of April 1, 2017, this exchange right was triggered and will remain available until June 30, 2017. Thereafter, the triggering condition will be reassessed at the beginning of each quarter while any Exchangeable Notes remain outstanding. We would be required to pay cash to holders for the principal amount of the Exchangeable Notes and to pay cash or issue common stock (at our option) for the premium if any holders elect to exchange their Exchangeable Notes. As a result of meeting this trigger at April 1, 2017 and January 1, 2017, a portion of the equity component of the Exchangeable Notes, calculated as the difference between the principal amount of the Exchangeable Notes and the carrying amount of the liability component of the Exchangeable Notes, was considered redeemable and classified as temporary equity of $19.7 and $21.3 on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. The value of the Exchangeable Notes if exchanged as of March 31, 2017, would have exceeded the principal amount by $63.6.

NOTE 5 - Pension and Other Postretirement Benefits

We provide noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. We are required to contribute $44.1 to the master pension trust during 2017. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $60.0 and $75.0 in 2018 and 2019. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

Net periodic benefit cost (income) for pension and other postretirement benefits was as follows:

	Three Months Ended March 31,
	2017	2016
Pension Benefits
Service cost	$0.7	$0.7
Interest cost	27.0	32.0
Expected return on assets	(37.6)	(42.9)
Amortization of prior service cost	1.2	1.3
Amortization of loss	2.7	7.0
Net periodic benefit cost (income)	$(6.0)	$(1.9)

Other Postretirement Benefits
Service cost	$1.2	$1.2
Interest cost	4.3	5.0
Amortization of prior service cost (credit)	(14.6)	(15.1)
Amortization of (gain) loss	(1.1)	(1.1)
Net periodic benefit cost (income)	$(10.2)	$(10.0)

NOTE 6 - Environmental and Legal Contingencies

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

	March 31, 2017	December 31, 2016
Accrued liabilities	$7.2	$7.3
Other non-current liabilities	40.1	39.9

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981 we acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. In response to the Section 3013 order, we submitted a Sampling and Analysis Plan (“SAP”) to the EPA on October 25, 2012, and the EPA ultimately approved it on June 27, 2014. We completed Phase I of the SAP and submitted a report to the EPA on December 23, 2014. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited us to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued approximately $1.4 for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.

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

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Severstal Dearborn, LLC (“Dearborn”) (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, we filed a motion to dismiss the appeal. Additionally, on December 15, 2014, we filed a motion to dismiss the appeal for lack of jurisdiction. At the conclusion of a hearing on all three motions on February 12, 2015, all three motions were denied. On July 12, 2016, the Michigan Court of Appeals denied our motion seeking to overturn the decision of the Circuit Court denying our motion to dismiss for lack of jurisdiction. On October 5, 2016, we filed an application with the Michigan Supreme Court for leave to appeal, seeking to overturn the decision of the Michigan Court of Appeals. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs, if any, that we may incur if the appeal causes the permit limits to change, nor can we determine if the costs will be material or when we would incur them.

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

As previously reported, on August 29, 2013, the West Virginia Department of Environmental Protection (“WVDEP”) issued to Mountain State Carbon a renewal NPDES permit for wastewater discharge from the facility to the Ohio River. The new NPDES permit included numerous new, and more stringent, effluent limitations. On October 7, 2013, Mountain State Carbon appealed the permit to the Environmental Quality Board (“EQB”), Appeal No. 13-25-EQB. On February 10, 2016, we

reached a partial settlement with WVDEP. On June 3, 2016, we received a favorable ruling from the EQB that required WVDEP to remove the new fecal coliform limits from the discharge permit. In addition, the EQB issued favorable rulings for the two other principal issues, pertaining to selenium and temperature. WVDEP elected not to appeal the EQB’s favorable rulings and issued the final permit on March 2, 2017. This matter is now resolved.

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

The number of asbestos cases pending at March 31, 2017, is presented below:

Asbestos Cases Pending at
March 31, 2017
Cases with specific dollar claims for damages:
Claims up to $0.2	126
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	136
Cases without a specific dollar claim for damages	210
Total asbestos cases pending	346

(a)	Involve a total of 2,336 plaintiffs and 17,601 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017	2016
New Claims Filed	18	13
Pending Claims Disposed Of	11	46
Total Amount Paid in Settlements	$0.1	$0.3

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against us, subject to certain court approvals below. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourselves in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. In 2014, we recorded a charge for the amount of the tentative settlement with the direct purchaser plaintiff class and paid that amount into an escrow account, which has now been disbursed in accordance with the order that approved the settlement. On March 3, 2017, the Court granted the defendants’ motion to dismiss the indirect plaintiffs’ amended complaint on the grounds that the plaintiffs lacked antitrust standing. On April 4, 2017, the indirect plaintiffs filed a motion for reconsideration. Because we have been unable to determine that a potential loss in this case for the indirect plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the indirect plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc, we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint and ArcelorMittal did file an amended complaint in Case No. 1:13-cv-00685 (“685 Action”) alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015 final judgment. That appeal is fully briefed and oral argument was held on November 1, 2016. On January 20, 2016, we filed a motion to dismiss the amended complaint in the 685 Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. Following discovery, on August 17, 2016, we filed a motion for summary judgment on the basis that the claims in the 685 Action are precluded by the judgment in the original case. On January 19, 2017, the district court issued an opinion granting summary judgment in our favor in the 685 Action on the grounds of non-infringement and also entered a final judgment on that basis. On February 14, 2017, ArcelorMittal filed a notice of appeal of the district court's order in the Federal Circuit Court of Appeals. We intend to continue to contest this matter vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

Trade Cases

Section 232 Investigation of Imported Foreign Steel

On April 19, 2017, the United States Department of Commerce (“DOC”) initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. pose a threat to America’s national security. The DOC has notified the U.S. Department of Defense of its initiation of the investigation, as required under applicable law, and may consult with the Defense Department and other U.S. government departments during the course of the investigation. Within 270 days of the initiation of the investigation (which will be mid-January 2018), the DOC will submit a report to the President with recommendations. Within 90 days of receiving that report, the President will determine the nature and duration of any actions to be taken to ensure that imports of foreign steel will not threaten to impair national security. Such actions may include, without limitation, quotas, tariffs and/or fees as a means of adjusting the threatening imports. We strongly support this action by the DOC and intend to cooperate with the investigation to the fullest extent.

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

On September 12, 2016, the ITC announced its final determinations that the domestic steel industry is materially injured by reason of imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom. As a result of the DOC’s and the ITC’s final determinations, importers are required to post cash deposits with the U.S. government on imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom at the above CVD margins and AD margins. AD and CVD measures remain in effect for a minimum of five years.

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

On March 3, 2017, the ITC announced its final unanimous determinations that the domestic steel industry is materially injured by reason of imports of stainless steel sheet and strip from China. As a result of the Commerce Department’s and ITC’s final determinations, importers will be required to post cash deposits with the U.S. government on imports of stainless steel sheet and strip from China at the above CVD and AD margins. AD and CVD measures remain in effect for a minimum of five years.

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

NOTE 7 - Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $8.1 for 2017. The first quarter information is presented below:

	Three Months Ended March 31,
Share-based Compensation Expense	2017	2016
Stock options	$1.5	$0.5
Restricted stock	1.9	0.8
Restricted stock units issued to Directors	0.4	0.3
Performance shares	0.4	0.4
Total share-based compensation expense	$4.2	$2.0

We granted stock options on 513,600 shares during the three months ended March 31, 2017, with a weighted-average fair value of $5.33 per share of stock option. Options on 41,800 shares were exercised in 2017.

We granted restricted stock awards of 355,600 shares during the three months ended March 31, 2017, at a weighted-average fair value of $9.78 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2017 was $3.8.

We granted performance share awards of 263,600 shares during the three months ended March 31, 2017, with a weighted-average fair value of $10.78 per share. The total intrinsic value of performance share awards that vested during the three months ended March 31, 2017 was $4.5.

NOTE 8 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended March 31,
	2017	2016
Foreign currency translation
Balance at beginning of period	$(3.6)	$(2.1)
Other comprehensive income (loss)—foreign currency translation gain (loss)	0.3	1.5
Balance at end of period	$(3.3)	$(0.6)
Cash flow hedges
Balance at beginning of period	$46.4	$(34.0)
Other comprehensive income (loss):
Gains (losses) arising in period	(8.0)	(7.8)
Income tax expense (benefit)	—	—
Gains (losses) arising in period, net of tax	(8.0)	(7.8)
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	(3.2)	13.2
Income tax expense	—	—
Net amount of reclassification of losses (gains) to net income (loss)	(3.2)	13.2
Total other comprehensive income (loss), net of tax	(11.2)	5.4
Balance at end of period	$35.2	$(28.6)
Pension and OPEB plans
Balance at beginning of period	$(106.3)	$(151.1)
Other comprehensive income (loss):
Reclassification to net income (loss):
Prior service costs (credits) (b)	(13.4)	(13.8)
Actuarial (gains) losses (b)	1.6	5.9
Subtotal	(11.8)	(7.9)
Income tax expense	—	—
Amount of reclassification to net income (loss), net of tax	(11.8)	(7.9)
Balance at end of period	$(118.1)	$(159.0)

(a)	Included in cost of products sold.

(b)	Included in pension and OPEB expense (income).

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

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to AK Steel Holding Corporation	$62.5	$(13.6)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—
Undistributed earnings (loss)	$62.5	$(13.6)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—
Undistributed earnings (loss) to common stockholders	62.4	(13.5)
Common stockholders earnings (loss)—basic and diluted	$62.4	$(13.5)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	314.1	177.5
Effect of exchangeable debt	10.3	—
Effect of dilutive stock-based compensation	1.2	—
Common shares outstanding for diluted earnings per share	325.6	177.5

Basic earnings per share:
Distributed earnings	$—	$—
Undistributed earnings (loss)	0.20	(0.08)
Basic earnings (loss) per share	$0.20	$(0.08)

Diluted earnings per share:
Distributed earnings	$—	$—
Undistributed earnings (loss)	0.19	(0.08)
Diluted earnings (loss) per share	$0.19	$(0.08)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.1	3.9

NOTE 10 - Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $16.2 and $18.0 for the three months ended March 31, 2017 and 2016 that was included in our consolidated income before income taxes.

Vicksmetal/Armco Associates

We indirectly own a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company, which is owned by Sumitomo Corporation. VAA slits electrical steel primarily for us, though also does so for third parties. VAA is a variable interest entity and we are the primary beneficiary. Therefore, we consolidate VAA’s financial results with our financial results.

NOTE 11 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of March 31, 2017, a spread over benchmark rates of less than 2% was used for derivatives valued as assets and less than 5% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents (a)	$45.7	$140.0	$185.7	$48.2	$125.0	$173.2
Other current assets:
Foreign exchange contracts	—	0.1	0.1	—	0.1	0.1
Commodity hedge contracts	—	43.6	43.6	—	47.0	47.0
Other non-current assets:
Commodity hedge contracts	—	8.7	8.7	—	15.3	15.3
Assets measured at fair value	$45.7	$192.4	$238.1	$48.2	$187.4	$235.6

Liabilities measured at fair value
Accrued liabilities:
Commodity hedge contracts	$—	$(1.5)	$(1.5)	$—	$(1.8)	$(1.8)
Other non-current liabilities:
Commodity hedge contracts	—	(1.5)	(1.5)	—	(0.6)	(0.6)
Liabilities measured at fair value	$—	$(3.0)	$(3.0)	$—	$(2.4)	$(2.4)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,065.6)	$(2,065.6)	$—	$(2,123.2)	$(2,123.2)
Carrying amount	—	(1,853.0)	(1,853.0)	—	(1,816.6)	(1,816.6)

(a)	Level 2 assets include money market mutual funds invested in U.S. Treasury obligations.

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at March 31, 2017 and December 31, 2016.

NOTE 12 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of intercompany receivables that are denominated in foreign currencies, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. These contracts have not been designated as hedges for accounting purposes and gains or losses are reported in earnings on a current basis in other income (expense).

We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. For input commodities, these derivatives are typically used for a portion of our natural gas, nickel, iron ore, zinc and electricity requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs.

All commodity derivatives are recognized as an asset or liability at fair value. We record the effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize earnings for the associated underlying transaction. We recognize gains and losses on these designated derivatives arising from either hedge ineffectiveness or from components excluded from the assessment of effectiveness in current earnings under cost of products sold. We record all gains or losses from derivatives for which hedge accounting treatment has not been elected to earnings on a current basis in cost of products sold. We have provided no collateral to counterparties under collateral funding arrangements as of March 31, 2017.

Outstanding commodity price swaps and options and forward foreign exchange contracts are presented below:

Commodity	March 31, 2017	December 31, 2016
Natural gas (in MMBTUs)	40,198,000	43,865,000
Zinc (in lbs)	53,000,000	58,750,000
Iron ore (in metric tons)	2,300,000	2,555,000
Electricity (in MWHs)	1,356,000	1,578,821
Foreign exchange contracts (in euros)	€17,300,000	€5,000,000

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$13.3	$18.5
Other non-current assets—commodity contracts	0.8	5.2
Accrued liabilities—commodity contracts	(1.5)	(1.8)
Other non-current liabilities—commodity contracts	(0.9)	(0.1)
Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	0.1	0.1
Commodity contracts	30.3	28.5
Other non-current assets—commodity contracts	7.9	10.1
Other non-current liabilities—commodity contracts	(0.6)	(0.5)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations are presented below:

	Three Months Ended March 31,
Gain (loss)	2017	2016
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$3.2	$(13.2)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(0.2)	4.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.1)	(1.8)
Commodity contracts—recognized in cost of products sold	15.3	(0.5)

We routinely use iron ore derivatives to minimize the volatility in the cost of our iron ore purchases. Historically, these economic hedges qualified for hedge accounting—meaning that gains and losses on the derivatives were reflected in the company’s financial results in the same period that the hedged iron ore purchases affected earnings. Beginning in the third quarter of 2016, our iron ore derivatives no longer qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized currently in our financial results versus being recognized in the period that iron ore purchases affect earnings. Gains and losses recognized in cost of products sold shown in the table above includes $16.3 for the three months ended March 31, 2017, for unrealized mark-to-market gains on iron ore derivatives that are not designated as cash flow hedges for accounting purposes. However, $11.4 of settled iron ore derivative gains were not included in the income statement for the first quarter of 2017 but instead were recognized in our financial results in prior periods. This would have partially offset our increased iron ore costs reported in our first quarter 2017 financial results related to sales during the quarter.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	April 2017 to March 2019	$15.3
Zinc	April 2017 to December 2018	7.2
Electricity	April 2017 to December 2018	0.2

NOTE 13 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Three Months Ended March 31,
	2017	2016
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$45.1	$4.8
Income taxes	0.1	(3.4)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $20.3 and $20.4 for the three months ended March 31, 2017 and 2016. Consolidated cash and cash equivalents at March 31, 2017 and December 31, 2016, include SunCoke Middletown’s cash and cash equivalents of $10.1 and $5.0. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the three months ended March 31, 2017 and 2016, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We also issued stock to certain employees vested performance shares and granted restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Three Months Ended March 31,
	2017	2016
Capital investments	$21.6	$21.2
Research and Innovation Center capital lease	—	9.6
Issuance of performance shares, restricted stock and restricted stock units	3.8	1.4

NOTE 14 - Union Contracts

In the first quarter of 2017, members of the United Steelworkers, Local 169, ratified a labor agreement covering approximately 300 employees at Mansfield Works. The new agreement expires March 31, 2021.

In March 2017, we and the United Auto Workers, Local 600, which represents approximately 1,165 employees at Dearborn Works, agreed to extend the current labor agreement to May 31, 2017, two months from its original March 31, 2017 expiration.

An agreement with the United Auto Workers, Local 3044, that governs approximately 190 production employees at Rockport Works, is scheduled to expire on September 30, 2017. As of January 1, 2016, approximately 135 hourly Rockport Works maintenance employees transferred to our employment from an independent contractor. We have been negotiating with the United Auto Workers for the contractual terms for these employees to be added to the union.

An agreement with the United Steelworkers, Local 1915-15, that governs approximately 90 production employees at AK Tube in Walbridge, Ohio, is scheduled to expire on January 22, 2018.

An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, that governs approximately 1,725 production employees at Middletown Works, is scheduled to expire on March 15, 2018.

NOTE 15 - New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued a standard update during the first quarter of 2016 to simplify several aspects of the accounting for employee share-based payments. The new guidance requires companies to record excess tax benefits and tax deficiencies in the income statement when stock awards vest or are settled. In addition, companies will no longer separately classify cash flows related to excess tax benefits as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of each employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on each employee’s behalf for withheld shares should be presented as a financing activity on companies’ cash flows statements, and provides an accounting policy election to account for forfeitures as they occur. We adopted this update effective January 1, 2017. The adoption had a minimal effect on us. We recognized previously unrecorded excess tax benefits with an equal offset with a change in valuation allowance. We have elected to continue to estimate forfeitures expected to occur to determine the compensation cost we recognize each period. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no effect on us since we have historically presented these as a financing activity.

FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for us beginning January 1, 2018. The guidance permits two methods of adoption—retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We are evaluating the effect of the adoption of Topic 606 on our financial position and results of operations, but we do not currently expect it to have a material effect on us. Based on our evaluation of our current contracts and revenue streams to date, we believe that most revenue transactions recorded under Topic 606 will be substantially consistent with treatment under existing guidance. Our revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. We currently anticipate adopting the standard using the modified retrospective method as of January 1, 2018.

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

NOTE 16 - Supplementary Guarantor Information

AK Steel’s 7.50% Senior Secured Notes due 2023, 7.625% Senior Notes due 2020, 7.625% Senior Notes due 2021, 8.375% Senior Notes due 2022 and 7.00% Senior Notes due 2027 (collectively, the “Senior Notes”) and Exchangeable Notes are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,473.6	$72.3	$91.4	$(103.9)	$1,533.4
Cost of products sold (exclusive of items shown separately below)	—	1,286.5	51.9	62.8	(90.4)	1,310.8
Selling and administrative expenses (exclusive of items shown separately below)	1.4	72.3	3.2	5.5	(11.2)	71.2
Depreciation	—	47.2	2.0	5.9	—	55.1
Pension and OPEB expense (income)	—	(16.2)	—	—	—	(16.2)
Total operating costs	1.4	1,389.8	57.1	74.2	(101.6)	1,420.9
Operating profit (loss)	(1.4)	83.8	15.2	17.2	(2.3)	112.5
Interest expense	—	39.0	—	0.4	—	39.4
Other income (expense)	—	(11.4)	2.4	1.2	—	(7.8)
Income (loss) before income taxes	(1.4)	33.4	17.6	18.0	(2.3)	65.3
Income tax expense (benefit)	—	(19.9)	6.7	0.7	(0.9)	(13.4)
Equity in net income (loss) of subsidiaries	63.9	10.6	—	0.1	(74.6)	—
Net income (loss)	62.5	63.9	10.9	17.4	(76.0)	78.7
Less: Net income attributable to noncontrolling interests	—	—	—	16.2	—	16.2
Net income (loss) attributable to AK Steel Holding Corporation	62.5	63.9	10.9	1.2	(76.0)	62.5
Other comprehensive income (loss)	(22.7)	(22.7)	—	0.3	22.4	(22.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$39.8	$41.2	$10.9	$1.5	$(53.6)	$39.8

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,468.2	$58.7	$118.1	$(126.2)	$1,518.8
Cost of products sold (exclusive of items shown separately below)	—	1,351.3	39.8	87.7	(113.3)	1,365.5
Selling and administrative expenses (exclusive of items shown separately below)	1.3	64.5	2.6	6.5	(11.4)	63.5
Depreciation	—	46.4	1.0	6.3	—	53.7
Pension and OPEB expense (income)	—	(11.9)	—	—	—	(11.9)
Total operating costs	1.3	1,450.3	43.4	100.5	(124.7)	1,470.8
Operating profit (loss)	(1.3)	17.9	15.3	17.6	(1.5)	48.0
Interest expense	—	42.3	—	0.5	—	42.8
Other income (expense)	—	(4.1)	2.0	1.4	—	(0.7)
Income (loss) before income taxes	(1.3)	(28.5)	17.3	18.5	(1.5)	4.5
Income tax expense (benefit)	—	(6.1)	6.6	0.2	(0.6)	0.1
Equity in net income (loss) of subsidiaries	(11.1)	10.1	—	—	1.0	—
Net income (loss)	(12.4)	(12.3)	10.7	18.3	0.1	4.4
Less: Net income attributable to noncontrolling interests	—	—	—	18.0	—	18.0
Net income (loss) attributable to AK Steel Holding Corporation	(12.4)	(12.3)	10.7	0.3	0.1	(13.6)
Other comprehensive income (loss)	(1.0)	(1.0)	—	1.5	(0.5)	(1.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(13.4)	$(13.3)	$10.7	$1.8	$(0.4)	$(14.6)

Condensed Consolidated Balance Sheets
March 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$161.1	$2.6	$22.0	$—	$185.7
Accounts receivable, net	—	474.0	35.6	22.8	(7.9)	524.5
Inventory, net	—	1,028.7	49.1	41.7	(13.7)	1,105.8
Other current assets	—	103.6	1.2	2.9	—	107.7
Total current assets	—	1,767.4	88.5	89.4	(21.6)	1,923.7
Property, plant and equipment	—	5,872.6	177.2	535.6	—	6,585.4
Accumulated depreciation	—	(4,412.8)	(89.3)	(107.3)	—	(4,609.4)
Property, plant and equipment, net	—	1,459.8	87.9	428.3	—	1,976.0
Investment in subsidiaries	(3,238.0)	1,442.5	—	68.3	1,727.2	—
Inter-company accounts	3,008.8	(4,126.0)	1,489.6	(452.7)	80.3	—
Other non-current assets	—	130.9	33.0	40.8	—	204.7
TOTAL ASSETS	$(229.2)	$674.6	$1,699.0	$174.1	$1,785.9	$4,104.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$618.6	$15.9	$18.0	$(1.0)	$651.5
Accrued liabilities	—	157.8	5.9	12.9	—	176.6
Current portion of long-term debt	—	168.5	—	—	—	168.5
Current portion of pension and other postretirement benefit obligations	—	41.0	—	0.3	—	41.3
Total current liabilities	—	985.9	21.8	31.2	(1.0)	1,037.9
Non-current liabilities:
Long-term debt	—	1,684.5	—	—	—	1,684.5
Pension and other postretirement benefit obligations	—	1,074.4	—	3.2	—	1,077.6
Other non-current liabilities	—	148.1	1.6	0.2	—	149.9
TOTAL LIABILITIES	—	3,892.9	23.4	34.6	(1.0)	3,949.9
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	19.7	—	—	—	19.7
Equity:
Total stockholders’ equity (deficit)	(229.2)	(3,238.0)	1,675.6	(224.5)	1,786.9	(229.2)
Noncontrolling interests	—	—	—	364.0	—	364.0
TOTAL EQUITY	(229.2)	(3,238.0)	1,675.6	139.5	1,786.9	134.8
TOTAL LIABILITIES AND EQUITY	$(229.2)	$674.6	$1,699.0	$174.1	$1,785.9	$4,104.4

Condensed Consolidated Balance Sheets
December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$147.9	$4.4	$20.9	$—	$173.2
Accounts receivable, net	—	400.4	30.3	19.6	(8.3)	442.0
Inventory, net	—	1,038.1	45.3	42.0	(11.5)	1,113.9
Other current assets	—	91.5	0.2	2.9	—	94.6
Total current assets	—	1,677.9	80.2	85.4	(19.8)	1,823.7
Property, plant and equipment	—	5,857.9	175.9	535.2	—	6,569.0
Accumulated depreciation	—	(4,365.8)	(87.2)	(101.6)	—	(4,554.6)
Property, plant and equipment, net	—	1,492.1	88.7	433.6	—	2,014.4
Investment in subsidiaries	(3,227.1)	1,406.2	—	67.5	1,753.4	—
Inter-company accounts	2,954.9	(4,041.9)	1,464.0	(458.4)	81.4	—
Other non-current assets	—	126.0	33.0	38.9	—	197.9
TOTAL ASSETS	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$557.7	$16.7	$15.0	$0.5	$589.9
Accrued liabilities	—	213.7	7.0	13.4	—	234.1
Current portion of pension and other postretirement benefit obligations	—	41.0	—	0.3	—	41.3
Total current liabilities	—	812.4	23.7	28.7	0.5	865.3
Non-current liabilities:
Long-term debt	—	1,816.6	—	—	—	1,816.6
Pension and other postretirement benefit obligations	—	1,090.4	—	3.3	—	1,093.7
Other non-current liabilities	—	146.7	1.6	0.1	—	148.4
TOTAL LIABILITIES	—	3,866.1	25.3	32.1	0.5	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3	—	—	—	21.3
Equity:
Total stockholders’ equity (deficit)	(272.2)	(3,227.1)	1,640.6	(228.0)	1,814.5	(272.2)
Noncontrolling interests	—	—	—	362.9	—	362.9
TOTAL EQUITY	(272.2)	(3,227.1)	1,640.6	134.9	1,814.5	90.7
TOTAL LIABILITIES AND EQUITY	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.1)	$16.0	$1.1	$21.4	$(1.1)	$36.3
Cash flows from investing activities:
Capital investments	—	(30.6)	(1.4)	(0.5)	—	(32.5)
Other investing items, net	—	1.4	—	0.1	—	1.5
Net cash flows from investing activities	—	(29.2)	(1.4)	(0.4)	—	(31.0)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	—	400.0
Redemption of long-term debt	—	(367.5)	—	—	—	(367.5)
Debt issuance costs	—	(7.8)	—	—	—	(7.8)
Inter-company activity	3.6	1.6	(1.5)	(4.8)	1.1	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(15.1)	—	(15.1)
Other financing items, net	(2.5)	0.1	—	—	—	(2.4)
Net cash flows from financing activities	1.1	26.4	(1.5)	(19.9)	1.1	7.2
Net increase (decrease) in cash and cash equivalents	—	13.2	(1.8)	1.1	—	12.5
Cash and equivalents, beginning of period	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of period	$—	$161.1	$2.6	$22.0	$—	$185.7

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$108.1	$10.7	$15.1	$4.1	$136.7
Cash flows from investing activities:
Capital investments	—	(27.2)	(0.7)	(0.9)	—	(28.8)
Other investing items, net	—	—	—	(0.1)	—	(0.1)
Net cash flows from investing activities	—	(27.2)	(0.7)	(1.0)	—	(28.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(30.0)	—	—	—	(30.0)
Inter-company activity	1.6	8.0	(9.9)	4.4	(4.1)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(21.1)	—	(21.1)
Other financing items, net	(0.3)	—	—	—	—	(0.3)
Net cash flows from financing activities	1.3	(22.0)	(9.9)	(16.7)	(4.1)	(51.4)
Net increase (decrease) in cash and cash equivalents	—	58.9	0.1	(2.6)	—	56.4
Cash and equivalents, beginning of period	—	27.0	—	29.6	—	56.6
Cash and equivalents, end of period	$—	$85.9	$0.1	$27.0	$—	$113.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We are the only steelmaker in North America that can produce all three major categories of flat-rolled steels—carbon, stainless and electrical. In addition, we are the only domestic producer of flat-rolled steels that operates both blast furnaces and electric arc furnaces, providing us operational flexibility and the opportunity to innovate across markets and within our product portfolios. We operate eight steelmaking and finishing plants, two coke plants, a metallurgical coal production facility and two tube manufacturing plants across six states (Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia) and a tube manufacturing plant in Mexico. These operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that we sell in sheet and strip form, as well as carbon and stainless steel that we manufacture into welded steel tubing. We sell these products to our customers in three markets: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters markets. We sell carbon steel products principally to North American customers and electrical and stainless steel products both domestically and internationally. We also produce carbon and stainless steel that we manufacture into welded steel tubing used in the automotive, large truck, industrial and construction markets. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

Overview

Selling higher-value carbon, stainless and electrical steels and realizing the effects of improved carbon steel spot market pricing enabled us to generate higher margins in the first quarter of 2017. Our net income attributable to AK Holding and adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) both increased substantially for the first quarter of 2017 from the first quarter of 2016. Our net income attributable to AK Holding was $62.5, or $0.19 per diluted share of common stock, in the first quarter of 2017, as compared to a net loss attributable to AK Holding of $13.6, or $0.08 per diluted share, in the first quarter of 2016. We reported adjusted EBITDA of $142.9, or 9.3% of net sales, for the first quarter of 2017, compared to adjusted EBITDA of $81.1, or 5.3% of net sales, for the first quarter of 2016.

Primarily as a result of our continued efforts to reduce sales of lower margin products, shipments of 1,486,900 tons for the first quarter of 2017 were 10% less than the same quarter a year ago. Despite the drop in shipments, net sales for the first quarter of 2017 increased 1% to $1,533.4, compared to net sales of $1,518.8 in the first quarter of 2016. Average selling price per ton increased 12% to $1,022 from $914 in the same quarter a year ago, primarily as a result of higher average selling prices on both contract and spot market sales, higher surcharges on specialty steel products and continued improvements in enhancing our product mix.

The increase in net sales and our persistent focus on cost management, partially offset by higher raw material and energy costs, contributed to the 76% increase in adjusted EBITDA. We recorded a LIFO charge of $35.4 in the first quarter of 2017, compared to a LIFO credit of $12.3 in the first quarter of 2016. We recorded mark-to-market gains of $16.3 for the three months ended March 31, 2017, from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. However, $11.4 of settled iron ore derivative gains were not included in the income statement for the three months ended March 31, 2017 but instead were recognized in our financial results in prior periods. This would have partially offset our increased iron ore costs reported in our first quarter 2017 financial results related to sales during the quarter.

We ended the first quarter of 2017 with total liquidity of $1,456.1, consisting of cash and cash equivalents and $1,281.3 of availability under our Credit Facility, a significant increase from total liquidity of $1,353.8 at December 31, 2016.

On April 20, 2017, the Trump Administration announced that the Commerce Department has initiated a Section 232 investigation into whether imports of foreign steel into the U.S. pose a threat to America’s national security. We strongly support this action and intend to cooperate with the Commerce Department on this matter.

Steel Shipments

Total shipments were 1,486,900 tons and 1,658,200 tons for the three months ended March 31, 2017 and 2016. The decrease in shipments was primarily as a result of our continued efforts to reduce sales of lower margin products. As a result, shipments to the distributors and converters market, which is predominantly steel spot market sales, declined by 20% from the first quarter of 2017 to the first quarter of 2016. In addition, automotive shipments declined 5% from the record high set in the first quarter of 2016. Shipments by product category for the three months ended March 31, 2017 and 2016, as a percent of total shipments, were as follows:

Shipments by Product Category
Three Months Ended March 31,

Net Sales

Despite the lower shipments, net sales for the three months ended March 31, 2017 of $1,533.4 were 1% higher than net sales of $1,518.8 for the three months ended March 31, 2016. Average selling price increased 12% to $1,022 in the first quarter of 2017 from $914 in the first quarter of 2016, primarily from an improved product mix of higher-value steels, higher prices on both contract and spot market sales and higher surcharges on specialty steel.

Net sales to customers outside the United States for the three months ended March 31, 2017 were $166.1, compared to $178.4 for the corresponding period in 2016, primarily due to lower electrical steel shipments.

The following table presents the percentage of net sales to each of our markets:

	Three Months Ended March 31,
Market	2017	2016
Automotive	67%	68%
Infrastructure and Manufacturing	15%	16%
Distributors and Converters	18%	16%

Cost of Products Sold

Cost of products sold was $1,310.8 for the three months ended March 31, 2017, a decline from $1,365.5 for the three months ended March 31, 2016, principally due to lower shipment levels, structural operational improvements and lower costs for iron ore pellets, partially offset by higher costs for other raw materials, particularly scrap, and energy. We recorded mark-to-market gains of $16.3 for the three months ended March 31, 2017, from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. However, $11.4 of settled iron ore derivative gains were not included in the income statement for the three months ended March 31, 2017 but instead were recognized in our financial results in prior periods. This would have partially offset our increased iron ore costs reported in our first quarter 2017 financial results related to sales during the quarter. Cost of products sold as a percentage of sales declined to 85.5% for the three months ended March 31, 2017, from 89.9% for the corresponding period in 2016. We recorded a LIFO charge of $35.4 for the three months ended March 31, 2017, compared to a LIFO credit of $12.3 for the corresponding period in 2016 due to higher costs for raw materials. Planned maintenance outage costs were $7.3 in the three months ended March 31, 2017, compared to $3.4 for the corresponding period in 2016.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2017 were $71.2, compared to $63.5 for the corresponding period in 2016. The increase was primarily related to higher expenses for stock-based and incentive-based compensation in the first quarter of 2017 than in the first quarter of 2016.

Depreciation

Depreciation expense for the three months ended March 31, 2017 was $55.1, compared to $53.7 for the three months ended March 31, 2016.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income was $16.2 for the three months ended March 31, 2017, compared to $11.9 for the corresponding period in 2016. The increase in income was principally a result of lower amortization of unrealized actuarial losses.

Operating Profit

Operating profit was $112.5 for the three months ended March 31, 2017, compared to $48.0 for the three months ended March 31, 2016. Included in operating profit was $16.2 related to SunCoke Middletown for the three months ended March 31, 2017, compared to $18.0 for the corresponding period in 2016.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $39.4, compared to $42.8 for the same period in 2016. The decrease from 2016 was primarily related to lower debt obligations in 2017, reflecting our successful actions to enhance our balance sheet through capital market transactions and cash flow generation.

Other Income (Expense)

Other income (expense) was $(7.8) for the three months ended March 31, 2017, compared to other income (expense) of $(0.7) for the three months ended March 31, 2016. The difference was principally a result of expenses of $9.7 we incurred on the retirement of debt in the three months ended March 31, 2017.

Income Tax Expense (Benefit)

Income taxes recorded through March 31, 2017 and 2016, were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income, the expected change in the valuation allowance and the projected change in value of our identified tax-planning strategy, which is determined based on year-to-date changes in the LIFO reserve. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance and tax planning strategy, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. We estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy. In addition, the change in valuation allowance for the three months ended March 31, 2016 includes a $4.4 benefit related to the realizability of certain alternative minimum tax credits.

Net Income (Loss) Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported net income attributable to AK Holding of $62.5, or $0.19 per diluted share, for the three months ended March 31, 2017, compared to net loss attributable to AK Holding of $13.6, or $0.08 per diluted share, for the three months ended March 31, 2016.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $142.9, or 9.3% of net sales, for the three months ended March 31, 2017, was higher than the adjusted EBITDA of $81.1, or 5.3% of net sales, for the three months ended March 31, 2016.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA and adjusted EBITDA margin that exclude the effects of noncontrolling interests. EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, we have made adjustments to EBITDA to exclude the effect of noncontrolling interests. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze our financial results in relation to those of our competitors and to our prior financial performance by excluding items that otherwise would distort the comparison. Adjusted EBITDA and adjusted EBITDA margin are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

Neither current nor potential investors in our securities should rely on adjusted EBITDA or adjusted EBITDA margin as a substitute for any GAAP financial measure and we encourage current and potential investors to review the following reconciliation of adjusted EBITDA.

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to AK Holding	$62.5	$(13.6)
Net income attributable to noncontrolling interests	16.2	18.0
Income tax expense (benefit)	(13.4)	0.1
Interest expense	39.4	42.8
Interest income	(0.4)	(0.3)
Depreciation	55.1	53.7
Amortization	3.8	2.0
EBITDA	163.2	102.7
Less: EBITDA of noncontrolling interests (a)	20.3	21.6
Adjusted EBITDA (b)	$142.9	$81.1
Adjusted EBITDA margin	9.3%	5.3%

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended March 31,
	2017	2016
Net income attributable to noncontrolling interests	$16.2	$18.0
Depreciation	4.1	3.6
EBITDA of noncontrolling interests	$20.3	$21.6

(b)
Included in adjusted EBITDA for the three months ended March 31, 2017, was $16.3 of unrealized gains on iron ore derivatives. See Note 12 to the condensed consolidated financial statements for additional information.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our second quarter 2017 outlook. Those factors include the following:

1.	We expect relatively flat shipment levels overall in the second quarter compared to the first quarter of 2017.

2.
We currently estimate that the average selling price will be marginally higher than the first quarter. The increase in average selling price primarily reflects the impact of higher contract and spot market selling prices.

3.	We currently expect raw material costs to be slightly higher in the second quarter compared to the first quarter of 2017.

4.	Maintenance outage costs are expected to be approximately $23.0, compared to $7.3 in the first quarter of 2017, primarily due to planned maintenance outages at our Dearborn and Rockport Works.

5.
We expect to record additional expense of approximately $3.4 in the second quarter of 2017 related to the call premium paid on the 2020 Notes Redemption and the write-off of unamortized debt discount and issuance costs related to the remaining 2020 Notes being redeemed in May 2017.

6.
As a result of these factors, we expect adjusted EBITDA margins to be slightly higher than the second quarter a year ago but down from the recent first quarter. Our adjusted EBITDA margin guidance excludes any impact of unrealized mark-to-market changes in our iron ore derivatives.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. There are many other factors that could significantly affect our second quarter 2017 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers, suppliers and competitors. Therefore, our outlook may change as a result of those and other factors.

Liquidity and Capital Resources

At March 31, 2017, we had total liquidity of $1,456.1, consisting of $174.8 of cash and cash equivalents and $1,281.3 of availability under the Credit Facility. At March 31, 2017, our eligible collateral, after application of advance rates, was $1,352.0. At March 31, 2017, we had no outstanding borrowings under the Credit Facility, and $70.7 of outstanding letters of credit that reduced availability. During the three months ended March 31, 2017, we did not utilize our Credit Facility, though we may from time to time use it to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $185.7 at March 31, 2017, includes $10.9 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we would need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we have $1,281.3 of availability under our Credit Facility. In addition, we regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions to be favorable. We will redeem the remaining $168.5 principal amount of 2020 Notes on May 15, 2017. We will use the remaining proceeds received from the issuance of the 2027 Notes, together with cash on hand and borrowings under our Credit Facility, if necessary, to redeem the remaining outstanding 2020 Notes. Otherwise, we have no scheduled debt maturities until November 2019, when our $150.0 of Exchangeable Notes are due. In addition, our Credit Facility does not expire until March 2019, when we would need to repay or refinance any amounts outstanding under it. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

Cash from operations totaled $36.3 for the three months ended March 31, 2017. This total included cash generated by SunCoke Middletown of $20.3, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash generated from normal business activities, partially offset by an increase in accounts receivable.

Investing and Financing Activities

During the three months ended March 31, 2017, net cash used for investing activities totaled $31.0, primarily due to capital investments of $32.5. We anticipate 2017 capital investments of $130.0 to $150.0. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility. We currently anticipate that our normal, ongoing maintenance capital investments (i.e., excluding strategic investments and non-routine maintenance investments, such as blast furnace re-lines) will be at a similar level over the next few years.

During the three months ended March 31, 2017, net cash generated by financing activities was $7.2. During the first quarter of 2017, we issued $400.0 in principal amount of 7.00% 2027 Notes and repaid $361.3 in principal amount of the existing 7.625% 2020 Notes through a tender offer.

Restrictions Under Debt Agreements

The Credit Facility and indentures governing our senior indebtedness and tax-exempt fixed-rate Industrial Revenue Bonds (collectively, the “Notes”) contain restrictions and covenants that may limit our operating flexibility.

The indentures governing the Notes (other than the Exchangeable Notes) include customary restrictions on (a) the incurrence of additional debt by certain of our subsidiaries, (b) the incurrence of certain liens, (c) sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. They also contain customary events of default. In addition, the indenture governing the 7.50% Senior Secured Notes due 2023 includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us.

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

Employee Benefit Obligations

We are required to contribute $44.1 to the master pension trust during 2017. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $60.0 and $75.0 for 2018 and 2019. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Innovation and Product Development

We have been increasing our investment in research and innovation over the last several years. One of our principal strategies is to invest our resources to produce differentiated products that allow us to move up the value chain and serve the current needs of our customers and address the future challenges they will face. We continue to develop innovative steels, like our recently introduced NEXMET™ family of advanced steel products, while our automotive customers have already incorporated into their products our other Advanced High Strength Steel (“AHSS”) grades. For example, our ULTRALUME® Press Hardenable Steel is an aluminum-silicon alloy coated steel our customers depend on when they require high strength parts with complex geometries. These steels, which are part of our AHSS portfolio, enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements.

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

Next-Generation Advanced High Strength Steels

We continue our development of new and improved products that exceed our customers’ exacting standards, focusing on Next-Generation AHSS to serve future automotive industry needs. Our goal is to ensure that our AHSS reduces the weight of automobile components, while maintaining the strength characteristics our customers value. We are enabling our automotive customers to use our innovative steel products to help achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding the significant capital costs to re-design production facilities that alternative materials require.

In the second half of 2016, we launched NEXMET high-strength steels, an innovative family of steels for use in lightweighting in the automotive industry. NEXMET high-strength steels are the first of our planned new technologies that will produce improved formability at higher ultimate tensile strength levels and provide greater lightweighting opportunities for our automotive customers. For example, NEXMET 440EX is an exposed high strength steel that provides lightweighting opportunities in exposed automotive body panels.

In the fourth quarter of 2016, we commissioned a state-of-the-art hot-dip galvanizing line upgrade project at our Dearborn Works with furnace technology that allows us to produce coated and cold-rolled Next-Generation AHSS on the same line. During early 2017, we provided coated NEXMET 1000 and NEXMET 1200 AHSS demonstration materials for our customers to evaluate. This is an important step in the customer qualification process.

Third-Generation Advanced High Strength Steels

Looking beyond Next-Generation AHSS products, we continue to push our innovation efforts toward groundbreaking steel technologies, including collaborations with other companies. During 2016, we delivered Third-Generation AHSS (“3rd Gen AHSS”) to various original equipment manufacturers for testing of trial material. This 3rd Gen AHSS, produced at our facilities using proprietary production methods, possesses a unique combination of strength and formability at high ultimate tensile strength, which we believe represents a leap in performance over both current and Next-Generation AHSS products. We anticipate that Next-Generation and 3rd Gen AHSS products will enable automotive manufacturers to stamp and form lightweight auto parts using traditional manufacturing methods without the additional infrastructure investment that would be required for the use of aluminum and other competing materials.

CAFE Standards

Our extensive product portfolio encompassing carbon, stainless and electrical steel products positions us to collaborate with U.S. automotive manufacturers to assist their ongoing efforts to meet the CAFE standards. The CAFE standards generally require automobile manufacturers to meet an average fuel economy of 54.5 miles per gallon across the fleet of vehicles they produce by the year 2025, with certain milestones to be met in the interim periods. We are working very closely with our automotive customers and their suppliers to develop and produce a variety of products across our portfolio to support their achievement of the CAFE standards. These efforts include development of, for example:

•	electrical steels for motors in the next generations of hybrid and electrical vehicles;

•	stainless steels with increased corrosion resistance for use in exhaust systems and other components associated with hotter-burning engines that provide increased fuel economy; and

•	Next-Generation and 3rd Gen AHSS with high strength and formability, which are intended to provide manufacturers significant opportunities for lightweighting, at a lower cost than aluminum.

In addition to these actions, we are also working with trade organizations to educate stakeholders on the need to evaluate the total carbon footprint of alternative materials in relation to steel over the entire life cycle of an automobile. We believe that when the entire life cycle from production of materials through vehicle disposal is considered, steel is more environmentally responsible than some alternative materials, including aluminum.

New Accounting Pronouncements

FASB issued a standard update during the first quarter of 2016 to simplify several aspects of the accounting for employee share-based payments. The new guidance requires companies to record excess tax benefits and tax deficiencies in the income statement when stock awards vest or are settled. In addition, companies will no longer separately classify cash flows related to excess tax benefits as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of each employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on each employee’s behalf for withheld shares should be presented as a financing activity on companies’ cash flows statements, and provides an accounting policy election to account for forfeitures as they occur. We adopted this update effective January 1, 2017. The adoption had a minimal effect on us. We recognized previously unrecorded excess tax benefits with an equal offset with a change in valuation allowance. We have elected to continue to estimate forfeitures expected to occur to determine the compensation cost we recognize each period. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no effect on us since we have historically presented these as a financing activity.

FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for us beginning January 1, 2018. The guidance permits two methods of adoption—retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We are evaluating the effect of the adoption of Topic 606 on our financial position and results of operations, but we do not currently expect it to have a material effect on us. Based on our evaluation of our current contracts and revenue streams to date, we believe that most revenue transactions recorded under Topic 606 will be substantially consistent with treatment under existing guidance. Our revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. We currently anticipate adopting the standard using the modified retrospective method as of January 1, 2018.

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

Forward-Looking Statements

Certain statements we made or incorporated by reference in this Form 10-Q, or made in other documents furnished to or filed with the Securities Exchange Commission, as well as in press releases or in presentations made by our employees, reflect our estimates and beliefs and are intended to be, and hereby are identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify forward-looking statements. We caution readers that forward-looking statements reflect our current beliefs and judgments, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond our control, and upon assumptions about future business decisions and conditions that may change. In particular, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors, including reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; domestic and global steel overcapacity; changes in the cost of raw materials and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; our significant proportion of sales to the automotive market; reduced demand in key product markets due to competition from aluminum and other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital and banking markets; derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats and cybercrime; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

As such, we caution readers not to place undue reliance on forward-looking statements, which speak only to our plans, assumptions and expectations as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposures to market risk since December 31, 2016. See Item 3. Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K for a discussion on our exposures to market risk.

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

Item 1A. Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the principal risk factors that could impact our results in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2017	295,070	$9.68	—
February 2017	3,426	8.48	—
March 2017	636	8.44	—
Total	299,132	9.67	—	$125.6

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
4.1
Seventh Supplemental Indenture, dated as of March 23, 2017, among AK Steel Corporation, as issuer, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 23, 2017)

*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*95.1	Mine Safety Disclosure Exhibit
101.Ins	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.Sch	XBRL Taxonomy Extension Schema Document
*101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
*101.Def	XBRL Taxonomy Extension Definition Linkbase Document
*101.Lab	XBRL Taxonomy Extension Label Linkbase Document
*101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	April 28, 2017	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	April 28, 2017	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer