Form 10-Q
period 2017-06-30
AK STEEL HOLDING CORP
filed 2017-07-28
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

There were 314,848,094 shares of common stock outstanding as of July 26, 2017.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016

Net sales	$1,557.2	$1,492.2	$3,090.6	$3,011.0

Cost of products sold (exclusive of items shown separately below)	1,343.7	1,325.0	2,654.5	2,690.5
Selling and administrative expenses (exclusive of items shown separately below)	65.1	62.2	136.3	125.7
Depreciation	55.1	54.3	110.2	108.0
Pension and OPEB expense (income)	(16.2)	(11.9)	(32.4)	(23.8)
Total operating costs	1,447.7	1,429.6	2,868.6	2,900.4
Operating profit	109.5	62.6	222.0	110.6
Interest expense	38.2	41.4	77.6	84.2
Other income (expense)	(3.6)	2.1	(11.4)	1.4
Income before income taxes	67.7	23.3	133.0	27.8
Income tax expense (benefit)	(8.7)	(10.6)	(22.1)	(10.5)
Net income	76.4	33.9	155.1	38.3
Less: Net income attributable to noncontrolling interests	15.2	16.6	31.4	34.6
Net income attributable to AK Steel Holding Corporation	$61.2	$17.3	$123.7	$3.7
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.19	$0.08	$0.39	$0.02
Diluted	$0.19	$0.08	$0.38	$0.02

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016
Net income	$76.4	$33.9	$155.1	$38.3
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	2.3	(1.1)	2.6	0.4
Cash flow hedges:
Gains (losses) arising in period	(8.2)	40.7	(16.2)	32.9
Reclassification of losses (gains) to net income (loss)	(2.1)	14.5	(5.3)	27.7
Pension and OPEB plans:
Reclassification of prior service cost (credits) to net income (loss)	(13.6)	(13.8)	(27.0)	(27.6)
Reclassification of losses (gains) to net income (loss)	1.7	6.0	3.3	11.9
Other comprehensive income (loss), before tax	(19.9)	46.3	(42.6)	45.3
Income tax benefit related to items of comprehensive income (loss)	—	3.9	—	3.9
Other comprehensive income (loss)	(19.9)	42.4	(42.6)	41.4
Comprehensive income (loss)	56.5	76.3	112.5	79.7
Less: Comprehensive income attributable to noncontrolling interests	15.2	16.6	31.4	34.6
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$41.3	$59.7	$81.1	$45.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$136.3	$173.2
Accounts receivable, net	530.9	442.0
Inventory, net	1,103.5	1,113.9
Other current assets	83.7	94.6
Total current assets	1,854.4	1,823.7
Property, plant and equipment	6,609.7	6,569.0
Accumulated depreciation	(4,663.5)	(4,554.6)
Property, plant and equipment, net	1,946.2	2,014.4
Other non-current assets	205.0	197.9
TOTAL ASSETS	$4,005.6	$4,036.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$672.8	$589.9
Accrued liabilities	212.9	234.1
Current portion of pension and other postretirement benefit obligations	41.3	41.3
Total current liabilities	927.0	865.3
Non-current liabilities:
Long-term debt	1,689.7	1,816.6
Pension and other postretirement benefit obligations	1,057.1	1,093.7
Other non-current liabilities	146.2	148.4
TOTAL LIABILITIES	3,820.0	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 315,712,590 and 314,739,500 shares in 2017 and 2016; outstanding 314,817,492 and 314,160,557 shares in 2017 and 2016	3.2	3.1
Additional paid-in capital	2,882.6	2,855.4
Treasury stock, common shares at cost, 895,098 and 578,943 shares in 2017 and 2016	(5.4)	(2.4)
Accumulated deficit	(2,941.1)	(3,064.8)
Accumulated other comprehensive loss	(106.1)	(63.5)
Total stockholders’ equity (deficit)	(166.8)	(272.2)
Noncontrolling interests	352.4	362.9
TOTAL EQUITY	185.6	90.7
TOTAL LIABILITIES AND EQUITY	$4,005.6	$4,036.0

The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 10 for more information concerning variable interest entities.

(unaudited)	June 30, 2017	December 31, 2016
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$2.2	$5.0
Inventory, net	21.2	16.2
Property, plant and equipment	422.6	422.3
Accumulated depreciation	(80.9)	(72.5)
Accounts payable	14.3	7.8
Other assets (liabilities), net	(0.2)	(2.3)
Noncontrolling interests	350.6	360.9

Other variable interest entities
Cash and cash equivalents	$0.8	$0.8
Property, plant and equipment	11.8	11.8
Accumulated depreciation	(9.6)	(9.5)
Other assets (liabilities), net	0.8	1.0
Noncontrolling interests	1.8	2.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2017	2016
Cash flows from operating activities:
Net income	$155.1	$38.3
Depreciation	101.8	100.8
Depreciation—SunCoke Middletown	8.4	7.2
Amortization	11.7	9.9
Deferred income taxes	(17.9)	(7.2)
Pension and OPEB expense (income)	(32.4)	(23.8)
Contributions to pension trust	(6.0)	—
Other postretirement benefit payments	(21.5)	(16.0)
Changes in working capital	6.5	122.2
Other operating items, net	(2.5)	41.6
Net cash flows from operating activities	203.2	273.0
Cash flows from investing activities:
Capital investments	(52.1)	(53.9)
Cash held for retirement of debt	—	(135.4)
Other investing items, net	2.9	2.1
Net cash flows from investing activities	(49.2)	(187.2)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(400.0)
Proceeds from issuance of long-term debt	400.0	380.0
Redemption of long-term debt	(538.2)	(259.0)
Proceeds from issuance of common stock	—	249.4
Debt issuance costs	(8.3)	(19.3)
SunCoke Middletown distributions to noncontrolling interest owners	(41.9)	(37.0)
Other financing items, net	(2.5)	(0.3)
Net cash flows from financing activities	(190.9)	(86.2)
Net increase (decrease) in cash and cash equivalents	(36.9)	(0.4)
Cash and cash equivalents, beginning of period	173.2	56.6
Cash and cash equivalents, end of period	$136.3	$56.2

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)
Net income (loss)				3.7		34.6	38.3
Issuance of common stock	0.6	248.8					249.4
Share-based compensation		3.2					3.2
Purchase of treasury stock			(0.3)				(0.3)
Change in accumulated other comprehensive income (loss)					41.4		41.4
Net distributions to noncontrolling interests						(37.0)	(37.0)
June 30, 2016	$2.4	$2,518.8	$(2.3)	$(3,053.3)	$(145.8)	$379.6	$(300.6)

December 31, 2016	$3.1	$2,855.4	$(2.4)	$(3,064.8)	$(63.5)	$362.9	$90.7
Net income (loss)				123.7		31.4	155.1
Share-based compensation	0.1	5.4					5.5
Stock options exercised		0.5					0.5
Exchangeable notes exchange feature		21.3					21.3
Purchase of treasury stock			(3.0)				(3.0)
Change in accumulated other comprehensive income (loss)					(42.6)		(42.6)
Net distributions to noncontrolling interests						(41.9)	(41.9)
June 30, 2017	$3.2	$2,882.6	$(5.4)	$(2,941.1)	$(106.1)	$352.4	$185.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2017 and December 31, 2016, our results of operations for the three and six months ended June 30, 2017 and 2016, and our cash flows for the six months ended June 30, 2017 and 2016. Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results we expect for the full year ending December 31, 2017. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2 - Supplementary Financial Statement Information

Inventory, net

Inventories as of June 30, 2017 and December 31, 2016, are presented below:

	June 30, 2017	December 31, 2016
Finished and semi-finished	$947.3	$855.0
Raw materials	372.4	415.8
Total cost	1,319.7	1,270.8
Adjustment to state inventories at LIFO value	(216.2)	(156.9)
Inventory, net	$1,103.5	$1,113.9

Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $2.2 and $3.4 for the three months ended June 30, 2017 and 2016, and $5.6 and $6.3 for the six months ended June 30, 2017 and 2016, for our share of income of equity investees.

Summarized financial statement data for all investees is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$76.8	$74.3	$149.3	$143.9
Gross profit	23.6	25.5	49.1	48.5
Net income	6.5	8.7	15.4	16.5

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred charges during the fourth quarter of 2015 for supplemental unemployment and other employee benefit costs and for equipment idling, asset preservation and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities in the condensed consolidated balance sheet, and the activity for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$6.1	$22.1
Payments	(3.0)	(10.3)
Balance at end of period	$3.1	$11.8

We estimate we will incur on-going costs of approximately $2.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. These costs were $5.2 and $5.4 for the three months ended June 30, 2017 and 2016, and $10.8 and $12.7 for the six months ended June 30, 2017 and 2016. The carrying value of the long-lived assets associated with the temporarily idled operations totaled approximately $70.0 as of June 30, 2017.

NOTE 3 - Income Taxes

Income taxes recorded through June 30, 2017 and 2016, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method. We have estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy, which is determined based on year-to-date changes in the LIFO reserve. In addition, the change in valuation allowance for the six months ended June 30, 2016 includes a $4.4 benefit related to the realizability of certain alternative minimum tax credits.

NOTE 4 - Long-term Debt and Other Financing

Debt balances at June 30, 2017 and December 31, 2016, are presented below:

	June 30, 2017	December 31, 2016
Credit Facility	$—	$—
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	—	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	279.8	279.8
7.00% Senior Notes due March 2027	400.0	—
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	26.3	25.2
Unamortized debt discount/premium and debt issuance costs	(51.9)	(53.7)
Total long-term debt	$1,689.7	$1,816.6

During the six months ended June 30, 2017, we were in compliance with all the terms and conditions of our debt agreements.

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

As of June 30, 2017, there were no outstanding borrowings under the Credit Facility. At June 30, 2017, our eligible collateral, after application of applicable advance rates, was $1,335.7. Availability as of June 30, 2017 was reduced by $70.5 for outstanding letters of credit, resulting in remaining availability of $1,265.2.

Senior Unsecured Notes

In March 2017, AK Steel issued $400.0 aggregate principal amount of 7.00% Senior Unsecured Notes due March 2027 (the “2027 Notes”) and generated net proceeds of $394.0 after underwriting discount. The 2027 Notes are fully and unconditionally guaranteed by AK Holding and by the Subsidiary Guarantors. We used the net proceeds, along with cash on hand, to purchase and redeem all of our outstanding 7.625% Senior Unsecured Notes due May 2020 (the “2020 Notes”), as further discussed below. Similar to our other senior unsecured notes, the indenture governing the 2027 Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The 2027 Notes also contain customary events of default. Before March 15, 2022, we may redeem the 2027 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, we may redeem them at 103.500% until March 15, 2023, 102.333% thereafter until March 15, 2024, 101.167% thereafter until March 15, 2025, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption.

Concurrently with the issuance of the 2027 Notes, we repurchased $361.3 of 2020 Notes through a cash tender offer (the “Tender Offer”) at a tender price equal to 102.125% of principal plus accrued and unpaid interest. We also subsequently redeemed all 2020 Notes that were not tendered and remained outstanding following the Tender Offer at a redemption price of 101.271% plus accrued and unpaid interest (the “2020 Notes Redemption”) in May 2017. In the second quarter of 2017, we recorded expense of $3.4 related to the call premium paid on the 2020 Notes Redemption and the write-off of unamortized debt discount and issuance costs related to the remaining 2020 Notes redeemed in May 2017. In the first six months ended June 30, 2017, we recognized other expense of $13.1 for expenses related to the issuance of the 2027 Notes and retirement of the 2020 Notes. Fees paid to holders of the 2020 Notes to tender their notes and expenses paid to third parties related to the issuance of the 2027 Notes, totaling approximately $7.5, were recognized as an adjustment of the carrying amount of the 2027 Notes and will be amortized over their term as an adjustment to interest expense.

Exchangeable Notes

AK Steel has outstanding 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”). The indenture governing the Exchangeable Notes provides holders with an exchange right at their option before August 15, 2019, if the closing price of our common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. The triggering condition is assessed at the beginning of each quarter while any Exchangeable Notes remain outstanding. We would be required to pay cash to holders for the principal amount of the Exchangeable Notes and to pay cash or issue common stock (at our option) for the premium if any holders elect to exchange their Exchangeable Notes. As a result of meeting this trigger at January 1, 2017, a portion of the equity component of the Exchangeable Notes, calculated as the difference between the principal amount of the Exchangeable Notes and the carrying amount of the liability component of the Exchangeable Notes, was considered redeemable and classified as temporary equity of $21.3 on the condensed consolidated balance sheets at

December 31, 2016. The triggering condition was not met as of July 1, 2017. The value of the Exchangeable Notes if exchanged as of June 30, 2017, would have exceeded the principal amount by $25.8.

NOTE 5 - Pension and Other Postretirement Benefits

We provide noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. We are required to contribute $44.1 to the master pension trust during 2017, of which $6.0 was contributed in April 2017 and another $6.0 was contributed in July 2017. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $60.0 and $75.0 in 2018 and 2019. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

Net periodic benefit cost (income) for pension and other postretirement benefits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pension Benefits
Service cost	$0.7	$0.6	$1.4	$1.3
Interest cost	27.0	32.0	54.0	64.0
Expected return on assets	(37.5)	(42.8)	(75.1)	(85.7)
Amortization of prior service cost	1.1	1.3	2.3	2.6
Amortization of loss	2.7	7.0	5.4	14.0
Net periodic benefit cost (income)	$(6.0)	$(1.9)	$(12.0)	$(3.8)

Other Postretirement Benefits
Service cost	$1.1	$1.2	$2.3	$2.4
Interest cost	4.4	4.9	8.7	9.9
Amortization of prior service cost (credit)	(14.7)	(15.1)	(29.3)	(30.2)
Amortization of (gain) loss	(1.0)	(1.0)	(2.1)	(2.1)
Net periodic benefit cost (income)	$(10.2)	$(10.0)	$(20.4)	$(20.0)

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

	June 30, 2017	December 31, 2016
Accrued liabilities	$7.5	$7.3
Other non-current liabilities	38.8	39.9

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981, we acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. In response to the Section 3013 order, we submitted a Sampling and Analysis Plan (“SAP”) to the EPA on October 25, 2012, and the EPA ultimately approved it on June 27, 2014. We completed Phase I of the SAP and submitted a report to the EPA on December 23, 2014. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited us to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued approximately $1.4 for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree required us to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils at Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued approximately $13.6 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

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

On December 22, 2016 and February 7, 2017, we received Notices of Violations from the Southwest Ohio Air Quality Agency on a pickling line at our Middletown Works, alleging violations of hydrochloric acid emission rates based on source testing events conducted between October 2016 and January 2017. We investigated these claims and implemented several corrective measures. Based on additional testing conducted in January 2017, we believe that the pickling line is currently in compliance with emission limitations. We are negotiating a settlement of this matter with the Ohio Environmental Protection Agency and we expect to reach an agreed upon civil penalty of less than $0.1.

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

The number of asbestos cases pending at June 30, 2017, is presented below:

Asbestos Cases Pending at
June 30, 2017
Cases with specific dollar claims for damages:
Claims up to $0.2	126
Claims above $0.2 to $5.0	5
Claims above $5.0 to $15.0	1
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	134
Cases without a specific dollar claim for damages	209
Total asbestos cases pending	343

(a)	Involve a total of 2,334 plaintiffs and 17,548 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information for the three and six months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New Claims Filed	10	10	28	23
Pending Claims Disposed Of	13	2	24	48
Total Amount Paid in Settlements	$0.5	$0.1	$0.6	$0.3

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against us, subject to certain court approvals below. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourselves in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. In 2014, we recorded a charge for the amount of the tentative settlement with the direct purchaser plaintiff class and paid that amount into an escrow account, which has now been disbursed in accordance with the order that approved the settlement. On March 3, 2017, the Court granted the defendants’ motion to dismiss the indirect plaintiffs’ amended complaint on the grounds that the plaintiffs lacked antitrust standing. On April 4, 2017, the indirect plaintiffs filed a motion for reconsideration and the defendants filed an opposition to that motion. On July 13, 2017, the Court denied the indirect plaintiffs’ motion for reconsideration. Because we have been unable to determine that a potential loss in this case for the indirect plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the indirect plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc., we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint and ArcelorMittal did file an amended complaint in Case No. 1:13-cv-00685 (“685 Action”) alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015 final judgment. On May 16, 2017, the Federal Circuit Court of Appeals affirmed the district court’s judgment of invalidity and non-infringement of the reissued Patent. On June 14, 2017, ArcelorMittal filed a petition to the Federal Circuit for rehearing en banc of the May 16, 2017 decision. On January 20, 2016, we filed a motion to dismiss the amended complaint in the 685 Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. Following discovery, on August 17, 2016, we filed a motion for summary judgment on the basis that the claims in the 685 Action are precluded by the judgment in the original case. On January 19, 2017, the district court issued an opinion granting summary judgment in our favor in the 685 Action on the grounds of non-infringement and also entered a final judgment on that basis. On February 14, 2017, ArcelorMittal filed a notice of appeal of the district court's order in the Federal Circuit Court of Appeals. We intend to continue to contest this matter vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

Trade Cases

Section 232 Investigation of Imported Foreign Steel

On April 19, 2017, the United States Department of Commerce (“Commerce Department”) initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. pose a threat to U.S. national security. The Commerce Department has notified the U.S. Department of Defense of its initiation of the investigation, as required under applicable law, and may consult with the Defense Department and other U.S. government departments during the course of the investigation. Within 270 days of the initiation of the investigation (which will be mid-January 2018), the Commerce Department will submit a report to the President with recommendations. Within 90 days of receiving that report, the President will determine the nature and duration of any actions to be taken to ensure that imports of foreign steel will not threaten to impair U.S. national security. Such actions may include, without limitation, quotas, tariffs, fees or other measures as a means of adjusting the threatening imports. We strongly support this action by the Commerce Department and we have and will continue to cooperate with the investigation to the fullest extent.

Corrosion-Resistant Steel

On June 3, 2015, we, along with five other domestic producers, filed anti-dumping (“AD”) and countervailing duty (“CVD”) petitions against imports of corrosion-resistant steel (“CORE”) from China, India, Italy, South Korea and Taiwan. The petitions alleged that unfairly traded imports of CORE from those five countries are causing material injury to the domestic industry. On May 25, 2016, the Commerce Department announced final affirmative determinations that (a) imports of CORE from China, India, Italy, South Korea and Taiwan are being sold at less-than-fair-value and should be subject to final AD duties, and that (b) imports of CORE from China, India, Italy and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the Commerce Department calculated final dumping and subsidy margins as follows:

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

Several of the named countries have filed appeals of the final determinations on CORE with the Court of International Trade (“CIT”). We intend to oppose all appeals vigorously.

On September 23, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing CORE into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese CORE that originated in China be subjected to the same AD and CVD duties of shipments of CORE imported directly from China. On November 7, 2016, the Commerce Department made a favorable determination and announced that it would initiate an investigation into imports of Vietnamese CORE. We expect the Commerce Department to complete its investigation in the third quarter of 2017.

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

Several of the named countries have filed appeals of the final determinations on cold-rolled steel with the CIT. We intend to oppose all appeals vigorously.

On September 27, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing cold-rolled steel into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese cold-rolled steel that originated in China be subjected to the same AD and CVD duties of shipments of cold-rolled steel imported directly from China. On November 7, 2016, the Commerce Department made a favorable determination and announced that it would initiate an investigation into Vietnamese cold-rolled steel. We expect the Commerce Department to complete its investigation in the third quarter of 2017.

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

The final determinations on hot-rolled steel have been appealed to the CIT. We intend to oppose all appeals vigorously.

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

In addition, on July 25, 2017, the ITC held the final hearing on its five-year “sunset” review of the outstanding orders on stainless steel sheet and strip from Japan, Korea and Taiwan. We expect the Commerce Department to complete its review in the third or fourth quarter of 2017.

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

NOTE 7 - Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $8.1 for 2017. The second quarter information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2017	2016	2017	2016
Stock options	$0.2	$0.1	$1.7	$0.6
Restricted stock	0.4	0.3	2.3	1.1
Restricted stock units issued to Directors	0.3	0.4	0.7	0.7
Performance shares	0.4	0.4	0.8	0.8
Total share-based compensation expense	$1.3	$1.2	$5.5	$3.2

We granted stock options on 513,600 shares during the six months ended June 30, 2017, with a weighted-average fair value of $5.33 per share of stock option. Options on 58,999 shares were exercised during the six months ended June 30, 2017.

We granted restricted stock awards of 355,600 shares during the six months ended June 30, 2017, at a weighted-average fair value of $9.78 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2017 was $4.1.

We granted performance share awards of 263,600 shares during the six months ended June 30, 2017, with a weighted-average fair value of $10.78 per share. The total intrinsic value of performance share awards that vested during the six months ended June 30, 2017 was $4.5.

NOTE 8 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency translation
Balance at beginning of period	$(3.3)	$(0.6)	$(3.6)	$(2.1)
Other comprehensive income (loss)—foreign currency translation gain (loss)	2.3	(1.1)	2.6	0.4
Balance at end of period	$(1.0)	$(1.7)	$(1.0)	$(1.7)
Cash flow hedges
Balance at beginning of period	$35.2	$(28.6)	$46.4	$(34.0)
Other comprehensive income (loss):
Gains (losses) arising in period	(8.2)	40.7	(16.2)	32.9
Income tax expense (benefit)	—	2.9	—	2.9
Gains (losses) arising in period, net of tax	(8.2)	37.8	(16.2)	30.0
Reclassification of losses (gains) to net income (loss):
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	(2.1)	14.5	(5.3)	27.7
Income tax expense	—	2.3	—	2.3
Net amount of reclassification of losses (gains) to net income (loss)	(2.1)	12.2	(5.3)	25.4
Total other comprehensive income (loss), net of tax	(10.3)	50.0	(21.5)	55.4
Balance at end of period	$24.9	$21.4	$24.9	$21.4
Pension and OPEB plans
Balance at beginning of period	$(118.1)	$(159.0)	$(106.3)	$(151.1)
Other comprehensive income (loss):
Reclassification to net income (loss):
Prior service costs (credits) (b)	(13.6)	(13.8)	(27.0)	(27.6)
Actuarial (gains) losses (b)	1.7	6.0	3.3	11.9
Subtotal	(11.9)	(7.8)	(23.7)	(15.7)
Income tax expense (benefit)	—	(1.3)	—	(1.3)
Amount of reclassification to net income (loss), net of tax	(11.9)	(6.5)	(23.7)	(14.4)
Balance at end of period	$(130.0)	$(165.5)	$(130.0)	$(165.5)

(a)	Included in cost of products sold.

(b)	Included in pension and OPEB expense (income).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to AK Steel Holding Corporation	$61.2	$17.3	$123.7	$3.7
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings	$61.2	$17.3	$123.7	$3.7

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings to common stockholders	61.1	17.2	123.5	3.7
Common stockholders earnings—basic and diluted	$61.1	$17.2	$123.5	$3.7

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	314.3	216.4	314.2	197.0
Effect of exchangeable debt	3.9	—	7.6	—
Effect of dilutive stock-based compensation	0.8	0.8	1.0	0.6
Common shares outstanding for diluted earnings per share	319.0	217.2	322.8	197.6

Basic earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	0.19	0.08	0.39	0.02
Basic earnings per share	$0.19	$0.08	$0.39	$0.02

Diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	0.19	0.08	0.38	0.02
Diluted earnings per share	$0.19	$0.08	$0.38	$0.02

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.5	2.7	1.1	3.3

NOTE 10 - Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a consolidated variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $15.3 and $16.6 for the three months ended June 30, 2017 and 2016, and $31.5 and $34.6 for the six months ended June 30, 2017 and 2016, that was included in our consolidated income before income taxes.

Vicksmetal/Armco Associates

We indirectly own a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company, which is owned by Sumitomo Corporation. VAA slits electrical steel primarily for us, though it also does so for third parties. VAA is a consolidated variable interest entity and we are the primary beneficiary. Therefore, we consolidate VAA’s financial results with our financial results.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of June 30, 2017, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and less than 2% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents (a)	$91.3	$45.0	$136.3	$48.2	$125.0	$173.2
Other current assets:
Foreign exchange contracts	—	—	—	—	0.1	0.1
Commodity hedge contracts	—	27.8	27.8	—	47.0	47.0
Other non-current assets:
Commodity hedge contracts	—	3.8	3.8	—	15.3	15.3
Assets measured at fair value	$91.3	$76.6	$167.9	$48.2	$187.4	$235.6

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.6)	$(0.6)	$—	$—	$—
Commodity hedge contracts	$—	$(3.3)	$(3.3)	$—	$(1.8)	$(1.8)
Other non-current liabilities:
Commodity hedge contracts	—	(0.7)	(0.7)	—	(0.6)	(0.6)
Liabilities measured at fair value	$—	$(4.6)	$(4.6)	$—	$(2.4)	$(2.4)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,893.3)	$(1,893.3)	$—	$(2,123.2)	$(2,123.2)
Carrying amount	—	(1,689.7)	(1,689.7)	—	(1,816.6)	(1,816.6)

(a)	Level 2 assets include money market mutual funds invested in U.S. Treasury obligations.

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at June 30, 2017 and December 31, 2016.

NOTE 12 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of intercompany receivables that are denominated in foreign currencies, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. These contracts have not been designated as hedges for accounting purposes and gains or losses are reported in earnings immediately in other income (expense).

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

All commodity derivatives are recognized as an asset or liability at fair value. We record the effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize earnings for the associated underlying transaction. We recognize gains and losses on these designated derivatives immediately in cost of products sold for calculated hedge ineffectiveness and for components excluded from the assessment of effectiveness. We record all gains or losses from commodity derivatives for which hedge accounting treatment has not been elected to earnings immediately in cost of products sold. We have provided no collateral to counterparties under collateral funding arrangements as of June 30, 2017.

Outstanding commodity price swaps and options and forward foreign exchange contracts are presented below:

Commodity	June 30, 2017	December 31, 2016
Natural gas (in MMBTUs)	35,818,000	43,865,000
Zinc (in lbs)	47,600,000	58,750,000
Iron ore (in metric tons)	2,280,000	2,555,000
Electricity (in MWHs)	1,140,000	1,578,821
Foreign exchange contracts (in euros)	€12,000,000	€5,000,000

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$8.4	$18.5
Other non-current assets—commodity contracts	0.3	5.2
Accrued liabilities—commodity contracts	(3.3)	(1.8)
Other non-current liabilities—commodity contracts	(0.5)	(0.1)
Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	0.1
Commodity contracts	19.4	28.5
Other non-current assets—commodity contracts	3.5	10.1
Accrued liabilities—foreign exchange contracts	(0.6)	—
Other non-current liabilities—commodity contracts	(0.2)	(0.5)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2017	2016	2017	2016
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$2.1	$(14.5)	$5.3	$(27.7)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	0.7	(14.1)	0.5	(9.7)
Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.6)	1.0	(0.7)	(0.8)
Commodity contracts—recognized in cost of products sold	(8.2)	—	7.1	(0.5)

We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. Historically, these derivatives qualified for hedge accounting—meaning that gains and losses on the derivatives were reflected in the company’s financial results in the same period that the hedged iron ore purchases affected earnings. Beginning in the third quarter of 2016, our iron ore derivatives no longer qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized immediately in our financial results versus being recognized in the period that iron ore purchases affect earnings. Gains (losses) recognized in cost of products sold shown in the table above includes $(8.4) and $7.9 for the three and six months ended June 30, 2017, for unrealized mark-to-market gains (losses) on iron ore derivatives that are not designated as hedging instruments for accounting purposes. Not included in the financial results for the second quarter and first half of 2017 were realized gains of $8.9 and $20.3 for iron ore derivatives contracts that settled during the period for which we had recognized mark-to-market gains in our financial results in prior quarters.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing derivatives designated as cash flow hedges and thus qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	July 2017 to March 2019	$6.2
Zinc	July 2017 to June 2019	6.2
Electricity	July 2017 to December 2018	(1.0)

NOTE 13 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Six Months Ended June 30,
	2017	2016
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$61.6	$78.7
Income taxes	(0.5)	(3.2)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $39.2 and $43.9 for the six months ended June 30, 2017 and 2016. Consolidated cash and cash equivalents at June 30, 2017 and December 31, 2016, include SunCoke Middletown’s cash and cash equivalents of $2.2 and $5.0. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the six months ended June 30, 2017 and 2016, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We have included changes in our new leased Research and Innovation Center in property, plant and equipment and as a capital lease obligation in the condensed consolidated balance sheets, which represents a non-cash transaction for us. Under our SIP, we also issued stock to certain employees for vested performance shares and granted restricted stock to certain employees and restricted stock units to directors. Non-cash investing and financing activities are presented below:

	Six Months Ended June 30,
	2017	2016
Capital investments	$22.7	$24.3
Research and Innovation Center capital lease	1.1	15.4
Issuance of performance shares, restricted stock and restricted stock units	4.1	1.8

NOTE 14 - Union Contracts

In the first quarter of 2017, members of the United Steelworkers, Local 169, ratified a labor agreement covering approximately 305 employees at Mansfield Works. The new agreement expires March 31, 2021.

In March 2017, we and the United Auto Workers, Local 600, which represents approximately 1,165 employees at Dearborn Works, agreed to extend the current labor agreement to May 31, 2017, two months from its original March 31, 2017 expiration. On May 31, 2017, we and the United Auto Workers, Local 600, agreed to continue to negotiate in good faith to reach a new labor agreement, and that the parties shall continue to operate under the terms and conditions of the existing labor agreement.

An agreement with the United Auto Workers, Local 3044, that governs approximately 325 employees at Rockport Works, is scheduled to expire on September 30, 2017. As of January 1, 2016, approximately 135 hourly Rockport Works maintenance employees transferred to our employment from an independent contractor. Effective June 1, 2017, the United Auto Workers, Local 3044, ratified an agreement concerning the terms governing those maintenance employees.

An agreement with the United Steelworkers, Local 1915-15, that governs approximately 85 production employees at AK Tube in Walbridge, Ohio, is scheduled to expire on January 22, 2018.

An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, that governs approximately 1,710 production employees at Middletown Works, is scheduled to expire on March 15, 2018.

NOTE 15 - New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued a standard update during the first quarter of 2016 to simplify several aspects of the accounting for employee share-based payments. The new guidance requires companies to record excess tax benefits and tax deficiencies in the income statement when stock awards vest or are settled. In addition, companies will no longer separately classify cash flows related to excess tax benefits as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of each employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on each employee’s behalf for withheld shares should be presented as a financing activity on companies’ cash flows statements, and provides an accounting policy election to account for forfeitures as they occur. We adopted this update effective January 1, 2017. The adoption had a minimal effect on us. We recognized previously unrecorded excess tax benefits offset with an equal change in valuation allowance. We have elected to continue to estimate forfeitures expected to occur to determine the compensation cost we recognize each period. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no effect on us since we have historically presented these as a financing activity.

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

NOTE 16 - Pending Acquisition of Precision Partners Holding Company

Effective June 30, 2017, we signed an agreement to acquire Precision Partners Holding Company (“Precision Partners”) for $360.0 in cash. Precision Partners is a leading North American company that provides engineering, tooling, die design and hot and cold stamped steel components for the automotive market. The company is headquartered in Ontario, Canada, and has more than 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. Among other benefits, we believe this strategic acquisition will complement our focus on product innovation, provide a fully integrated downstream platform that further strengthens collaboration with our automotive customers and their suppliers, and leverage our expertise in both materials and metals forming. On July 14, 2017, we received U.S. antitrust clearance for the transaction. The transaction remains subject to customary closing conditions and regulatory approval in Canada. Depending on the timing and outcome of the regulatory reviews, we expect the closing to occur during the third quarter of 2017. We expect to initially fund the acquisition with cash on hand and borrowings under our Credit Facility.

NOTE 17 - Supplementary Guarantor Information

AK Steel’s 7.50% Senior Secured Notes due 2023, 7.625% Senior Notes due 2021, 8.375% Senior Notes due 2022 and 7.00% Senior Notes due 2027 (collectively, the “Senior Notes”) and Exchangeable Notes are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,498.4	$74.1	$97.9	$(113.2)	$1,557.2
Cost of products sold (exclusive of items shown separately below)	—	1,321.7	53.2	71.1	(102.3)	1,343.7
Selling and administrative expenses (exclusive of items shown separately below)	1.0	67.8	3.2	4.8	(11.7)	65.1
Depreciation	—	46.9	2.1	6.1	—	55.1
Pension and OPEB expense (income)	—	(16.2)	—	—	—	(16.2)
Total operating costs	1.0	1,420.2	58.5	82.0	(114.0)	1,447.7
Operating profit (loss)	(1.0)	78.2	15.6	15.9	0.8	109.5
Interest expense	—	37.9	—	0.3	—	38.2
Other income (expense)	—	(7.8)	2.8	1.4	—	(3.6)
Income (loss) before income taxes	(1.0)	32.5	18.4	17.0	0.8	67.7
Income tax expense (benefit)	—	(16.6)	7.0	0.6	0.3	(8.7)
Equity in net income (loss) of subsidiaries	62.2	13.1	—	(0.2)	(75.1)	—
Net income (loss)	61.2	62.2	11.4	16.2	(74.6)	76.4
Less: Net income attributable to noncontrolling interests	—	—	—	15.2	—	15.2
Net income (loss) attributable to AK Steel Holding Corporation	61.2	62.2	11.4	1.0	(74.6)	61.2
Other comprehensive income (loss)	(19.9)	(19.9)	—	2.3	17.6	(19.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$41.3	$42.3	$11.4	$3.3	$(57.0)	$41.3

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,436.8	$64.4	$104.3	$(113.3)	$1,492.2
Cost of products sold (exclusive of items shown separately below)	—	1,305.5	45.6	75.7	(101.8)	1,325.0
Selling and administrative expenses (exclusive of items shown separately below)	1.4	62.7	3.2	5.8	(10.9)	62.2
Depreciation	—	46.9	1.9	5.5	—	54.3
Pension and OPEB expense (income)	—	(11.9)	—	—	—	(11.9)
Total operating costs	1.4	1,403.2	50.7	87.0	(112.7)	1,429.6
Operating profit (loss)	(1.4)	33.6	13.7	17.3	(0.6)	62.6
Interest expense	—	41.1	—	0.3	—	41.4
Other income (expense)	—	(5.1)	2.0	5.2	—	2.1
Income (loss) before income taxes	(1.4)	(12.6)	15.7	22.2	(0.6)	23.3
Income tax expense (benefit)	—	(18.6)	6.0	2.2	(0.2)	(10.6)
Equity in net income (loss) of subsidiaries	18.7	12.7	—	—	(31.4)	—
Net income (loss)	17.3	18.7	9.7	20.0	(31.8)	33.9
Less: Net income attributable to noncontrolling interests	—	—	—	16.6	—	16.6
Net income (loss) attributable to AK Steel Holding Corporation	17.3	18.7	9.7	3.4	(31.8)	17.3
Other comprehensive income (loss)	42.4	42.4	—	(1.1)	(41.3)	42.4
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$59.7	$61.1	$9.7	$2.3	$(73.1)	$59.7

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,972.0	$146.4	$189.3	$(217.1)	$3,090.6
Cost of products sold (exclusive of items shown separately below)	—	2,608.2	105.1	133.9	(192.7)	2,654.5
Selling and administrative expenses (exclusive of items shown separately below)	2.4	140.1	6.4	10.3	(22.9)	136.3
Depreciation	—	94.1	4.1	12.0	—	110.2
Pension and OPEB expense (income)	—	(32.4)	—	—	—	(32.4)
Total operating costs	2.4	2,810.0	115.6	156.2	(215.6)	2,868.6
Operating profit (loss)	(2.4)	162.0	30.8	33.1	(1.5)	222.0
Interest expense	—	76.9	—	0.7	—	77.6
Other income (expense)	—	(19.2)	5.2	2.6	—	(11.4)
Income (loss) before income taxes	(2.4)	65.9	36.0	35.0	(1.5)	133.0
Income tax expense (benefit)	—	(36.5)	13.7	1.3	(0.6)	(22.1)
Equity in net income (loss) of subsidiaries	126.1	23.7	—	(0.1)	(149.7)	—
Net income (loss)	123.7	126.1	22.3	33.6	(150.6)	155.1
Less: Net income attributable to noncontrolling interests	—	—	—	31.4	—	31.4
Net income (loss) attributable to AK Steel Holding Corporation	123.7	126.1	22.3	2.2	(150.6)	123.7
Other comprehensive income (loss)	(42.6)	(42.6)	—	2.6	40.0	(42.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$81.1	$83.5	$22.3	$4.8	$(110.6)	$81.1

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,905.0	$125.9	$219.6	$(239.5)	$3,011.0
Cost of products sold (exclusive of items shown separately below)	—	2,656.8	86.1	162.7	(215.1)	2,690.5
Selling and administrative expenses (exclusive of items shown separately below)	2.7	127.2	6.6	11.5	(22.3)	125.7
Depreciation	—	93.3	3.9	10.8	—	108.0
Pension and OPEB expense (income)	—	(23.8)	—	—	—	(23.8)
Total operating costs	2.7	2,853.5	96.6	185.0	(237.4)	2,900.4
Operating profit (loss)	(2.7)	51.5	29.3	34.6	(2.1)	110.6
Interest expense	—	83.4	—	0.8	—	84.2
Other income (expense)	—	(9.2)	4.0	6.6	—	1.4
Income (loss) before income taxes	(2.7)	(41.1)	33.3	40.4	(2.1)	27.8
Income tax expense (benefit)	—	(24.7)	12.7	2.3	(0.8)	(10.5)
Equity in net income (loss) of subsidiaries	6.4	22.8	—	0.1	(29.3)	—
Net income (loss)	3.7	6.4	20.6	38.2	(30.6)	38.3
Less: Net income attributable to noncontrolling interests	—	—	—	34.6	—	34.6
Net income (loss) attributable to AK Steel Holding Corporation	3.7	6.4	20.6	3.6	(30.6)	3.7
Other comprehensive income (loss)	41.4	41.4	—	0.4	(41.8)	41.4
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$45.1	$47.8	$20.6	$4.0	$(72.4)	$45.1

Condensed Consolidated Balance Sheets
June 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$111.6	$4.8	$19.9	$—	$136.3
Accounts receivable, net	—	485.2	33.8	23.9	(12.0)	530.9
Inventory, net	—	1,024.9	46.0	45.7	(13.1)	1,103.5
Other current assets	—	79.9	0.9	2.9	—	83.7
Total current assets	—	1,701.6	85.5	92.4	(25.1)	1,854.4
Property, plant and equipment	—	5,894.0	179.0	536.7	—	6,609.7
Accumulated depreciation	—	(4,459.0)	(91.4)	(113.1)	—	(4,663.5)
Property, plant and equipment, net	—	1,435.0	87.6	423.6	—	1,946.2
Investment in subsidiaries	(3,186.2)	1,458.0	—	67.4	1,660.8	—
Inter-company accounts	3,019.4	(4,149.8)	1,504.3	(455.3)	81.4	—
Other non-current assets	—	130.1	33.0	41.9	—	205.0
TOTAL ASSETS	$(166.8)	$574.9	$1,710.4	$170.0	$1,717.1	$4,005.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$638.6	$15.6	$21.7	$(3.1)	$672.8
Accrued liabilities	—	193.7	6.2	13.0	—	212.9
Current portion of pension and other postretirement benefit obligations	—	41.0	—	0.3	—	41.3
Total current liabilities	—	873.3	21.8	35.0	(3.1)	927.0
Non-current liabilities:
Long-term debt	—	1,689.7	—	—	—	1,689.7
Pension and other postretirement benefit obligations	—	1,053.6	—	3.5	—	1,057.1
Other non-current liabilities	—	144.5	1.5	0.2	—	146.2
TOTAL LIABILITIES	—	3,761.1	23.3	38.7	(3.1)	3,820.0
Equity:
Total stockholders’ equity (deficit)	(166.8)	(3,186.2)	1,687.1	(221.1)	1,720.2	(166.8)
Noncontrolling interests	—	—	—	352.4	—	352.4
TOTAL EQUITY	(166.8)	(3,186.2)	1,687.1	131.3	1,720.2	185.6
TOTAL LIABILITIES AND EQUITY	$(166.8)	$574.9	$1,710.4	$170.0	$1,717.1	$4,005.6

Condensed Consolidated Balance Sheets
December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$147.9	$4.4	$20.9	$—	$173.2
Accounts receivable, net	—	400.4	30.3	19.6	(8.3)	442.0
Inventory, net	—	1,038.1	45.3	42.0	(11.5)	1,113.9
Other current assets	—	91.5	0.2	2.9	—	94.6
Total current assets	—	1,677.9	80.2	85.4	(19.8)	1,823.7
Property, plant and equipment	—	5,857.9	175.9	535.2	—	6,569.0
Accumulated depreciation	—	(4,365.8)	(87.2)	(101.6)	—	(4,554.6)
Property, plant and equipment, net	—	1,492.1	88.7	433.6	—	2,014.4
Investment in subsidiaries	(3,227.1)	1,406.2	—	67.5	1,753.4	—
Inter-company accounts	2,954.9	(4,041.9)	1,464.0	(458.4)	81.4	—
Other non-current assets	—	126.0	33.0	38.9	—	197.9
TOTAL ASSETS	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$557.7	$16.7	$15.0	$0.5	$589.9
Accrued liabilities	—	213.7	7.0	13.4	—	234.1
Current portion of pension and other postretirement benefit obligations	—	41.0	—	0.3	—	41.3
Total current liabilities	—	812.4	23.7	28.7	0.5	865.3
Non-current liabilities:
Long-term debt	—	1,816.6	—	—	—	1,816.6
Pension and other postretirement benefit obligations	—	1,090.4	—	3.3	—	1,093.7
Other non-current liabilities	—	146.7	1.6	0.1	—	148.4
TOTAL LIABILITIES	—	3,866.1	25.3	32.1	0.5	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3	—	—	—	21.3
Equity:
Total stockholders’ equity (deficit)	(272.2)	(3,227.1)	1,640.6	(228.0)	1,814.5	(272.2)
Noncontrolling interests	—	—	—	362.9	—	362.9
TOTAL EQUITY	(272.2)	(3,227.1)	1,640.6	134.9	1,814.5	90.7
TOTAL LIABILITIES AND EQUITY	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.8)	$141.1	$19.7	$43.4	$0.8	$203.2
Cash flows from investing activities:
Capital investments	—	(47.9)	(3.2)	(1.0)	—	(52.1)
Other investing items, net	—	3.0	—	(0.1)	—	2.9
Net cash flows from investing activities	—	(44.9)	(3.2)	(1.1)	—	(49.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	—	400.0
Redemption of long-term debt	—	(538.2)	—	—	—	(538.2)
Debt issuance costs	—	(8.3)	—	—	—	(8.3)
Inter-company activity	4.2	14.1	(16.1)	(1.4)	(0.8)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(41.9)	—	(41.9)
Other financing items, net	(2.4)	(0.1)	—	—	—	(2.5)
Net cash flows from financing activities	1.8	(132.5)	(16.1)	(43.3)	(0.8)	(190.9)
Net increase (decrease) in cash and cash equivalents	—	(36.3)	0.4	(1.0)	—	(36.9)
Cash and equivalents, beginning of period	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of period	$—	$111.6	$4.8	$19.9	$—	$136.3

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.0)	$209.8	$23.6	$52.1	$(10.5)	$273.0
Cash flows from investing activities:
Capital investments	—	(49.0)	(3.4)	(1.5)	—	(53.9)
Cash held for retirement of debt	—	(135.4)	—	—	—	(135.4)
Other investing items, net	—	0.1	—	2.0	—	2.1
Net cash flows from investing activities	—	(184.3)	(3.4)	0.5	—	(187.2)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(400.0)	—	—	—	(400.0)
Proceeds from issuance of long-term debt	—	380.0	—	—	—	380.0
Redemption of long-term debt	—	(259.0)	—	—	—	(259.0)
Proceeds from issuance of common stock	249.4	—	—	—	—	249.4
Debt issuance costs	—	(19.3)	—	—	—	(19.3)
Inter-company activity	(247.1)	266.1	(21.8)	(7.7)	10.5	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(37.0)	—	(37.0)
Other financing items, net	(0.3)	—	—	—	—	(0.3)
Net cash flows from financing activities	2.0	(32.2)	(21.8)	(44.7)	10.5	(86.2)
Net increase (decrease) in cash and cash equivalents	—	(6.7)	(1.6)	7.9	—	(0.4)
Cash and equivalents, beginning of period	—	27.0	5.7	23.9	—	56.6
Cash and equivalents, end of period	$—	$20.3	$4.1	$31.8	$—	$56.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We are the only steelmaker in North America that can produce all three major categories of flat-rolled steels—namely carbon, stainless and electrical. In addition, we are the only domestic producer of flat-rolled steels that operates both blast furnaces and electric arc furnaces, providing us operational flexibility and the opportunity to innovate across markets and within our product portfolios. We operate eight steelmaking and finishing plants, two coke plants, a metallurgical coal production facility and two tube manufacturing plants across six states (Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia) and a tube manufacturing plant in Mexico. These operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that we sell in sheet and strip form, as well as carbon and stainless steel that we manufacture into welded steel tubing. We sell these products to our customers in three primary markets: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters markets. We sell carbon steel products principally to North American customers and electrical and stainless steel products both domestically and internationally. We also produce carbon and stainless steel that we manufacture into welded steel tubing used in the automotive, large truck, industrial and construction markets. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

Overview

We generated increased margins in the second quarter of 2017 by selling higher-value carbon, stainless and electrical steels and realizing the effects of improved carbon steel spot market pricing. Both net income attributable to AK Holding and adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) increased substantially for the second quarter of 2017 from the second quarter of 2016. Our net income attributable to AK Holding was $61.2, or $0.19 per diluted share of common stock, in the second quarter of 2017, as compared to net income attributable to AK Holding of $17.3, or $0.08 per diluted share, in the second quarter of 2016. Adjusted EBITDA was $142.0, or 9.1% of net sales, for the second quarter of 2017, compared to adjusted EBITDA of $99.3, or 6.7% of net sales, for the second quarter of 2016.

Net sales for the second quarter of 2017 increased 4% to $1,557.2, compared to net sales of $1,492.2 in the second quarter of 2016. Shipments of 1,465,200 tons for the second quarter of 2017 were 6% lower than the same quarter a year ago, primarily as a result of a moderate decrease in automotive demand. Average selling price per ton increased 11% to $1,058 from $957 in the same quarter a year ago, primarily as a result of higher average selling prices on both contract and spot market sales and higher surcharges on specialty steel products.

The increase in net sales and our continued focus on cost management, partially offset by higher raw material and energy costs, contributed to adjusted EBITDA of $142.0 for the three months ended June 30, 2017, which represented a 43% increase in adjusted EBITDA from a year ago. We recorded a LIFO charge of $23.9 in the second quarter of 2017, compared to a LIFO charge of $20.7 in the second quarter of 2016. Included in adjusted EBITDA for the second quarter of 2017, were mark-to-market losses of $8.4 from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. Not included in second quarter of 2017 adjusted EBITDA were $8.9 of settled iron ore derivative gains, as these gains were recognized in our income statements in prior periods.

We ended the second quarter of 2017 with total liquidity of $1,398.5, consisting of cash and cash equivalents and $1,265.2 of availability under our Credit Facility. This represents an increase from total liquidity of $1,353.8 at December 31, 2016. We also continued to strengthen our balance sheet during the second quarter as we completed actions to reduce our long-term debt by $129.8 in the first half of 2017.

On April 20, 2017, the Trump Administration announced that the Commerce Department had initiated a Section 232 investigation into whether imports of foreign steel into the U.S. pose a threat to our national security. We strongly support this action and have been cooperating with the Commerce Department on this matter.

Effective June 30, 2017, we signed an agreement to acquire Precision Partners for $360.0 in cash. Precision Partners is a leading North American company that provides engineering, tooling, die design and hot and cold stamped steel components for the automotive market. The company is headquartered in Ontario, Canada, and has more than 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. On July 14, 2017, we received U.S. antitrust clearance for the transaction. The transaction remains subject to customary closing conditions and regulatory approval in Canada. Depending on the timing and outcome of the regulatory reviews, we expect the closing to occur during the third quarter of 2017. See further discussion in Pending Acquisition of Precision Partners.

Steel Shipments

Total shipments were 1,465,200 tons and 1,555,500 tons for the three months ended June 30, 2017 and 2016. Total shipments were 2,952,100 tons and 3,213,700 tons for the six months ended June 30, 2017, and 2016. The decrease in shipments during the three months ended June 30, 2017, was primarily a result of a moderate decline in demand in the automotive market from our record high shipment level to that market in the same period in 2016. For the six months ended June 30, 2017, total shipments declined as a result of a moderate decrease in automotive demand and the transition effects of our strategy to reduce the production of commodity grades of carbon steels by temporarily idling our Ashland Works Hot End, which reduced our sales of lower margin products. Shipments by product category for the six months ended June 30, 2017 and 2016, as a percent of total shipments, were as follows:

Shipments by Product Category
Six Months Ended June 30,

Net Sales

Despite the lower shipments, net sales for the three months ended June 30, 2017 of $1,557.2 were 4% higher than net sales of $1,492.2 for the three months ended June 30, 2016. Net sales for the six months ended June 30, 2017 of $3,090.6 were 3% higher than net sales of $3,011.0 for the six months ended June 30, 2016. The average selling price increased 11% to $1,058 in the second quarter of 2017 from $957 in the second quarter of 2016, primarily from higher prices on both contract and spot market sales and higher surcharges on specialty steel products. The average selling price for the six months ended June 30, 2017 of $1,040 per ton was 11% higher than our average selling price of $935 per ton for the six months ended June 30, 2016, reflecting our strategy of producing and selling higher-value carbon, stainless and electrical steels, higher prices on both contract and spot market sales, and higher surcharges on specialty steel products.

Net sales to customers outside the United States for the three and six months ended June 30, 2017 were $157.7 and $312.8, compared to $171.4 and $349.8 for the corresponding periods in 2016, primarily due to lower international sales of electrical steel.

The following table presents the percentage of net sales to each of our markets:

	Six Months Ended June 30,
Market	2017	2016
Automotive	66%	68%
Infrastructure and Manufacturing	15%	16%
Distributors and Converters	19%	16%

Cost of Products Sold

Cost of products sold was $1,343.7 for the three months ended June 30, 2017, an increase from $1,325.0 for the three months ended June 30, 2016, primarily driven by an increase in costs for raw materials, especially scrap and alloys. Cost of products sold was $2,654.5 for the six months ended June 30, 2017, a decline from $2,690.5 for the six months ended June 30, 2016, principally due to lower shipment levels, continuous operational improvements and lower costs for iron ore pellets, partially offset by higher costs for other raw materials, particularly scrap and alloys.

Cost of products sold as a percentage of sales declined to 86.3% and 85.9% for the three and six months ended June 30, 2017, from 88.8% and 89.4% for the corresponding periods in 2016. We recorded LIFO charges of $23.9 and $59.3 for the three and six months ended June 30, 2017, compared to LIFO charges of $20.7 and $8.4 for the corresponding periods in 2016 due to higher costs for raw materials. Planned maintenance outage costs were $22.4 and $29.7 in the three and six months ended June 30, 2017, compared to $19.7 and $23.1 for the corresponding periods in 2016. The three and six months ended June 30, 2017 included a benefit of $10.1 related to refundable state incentive credits for the 2015 and 2016 years that became realizable during the second quarter of 2017.

We recorded mark-to-market gains (losses) of $(8.4) and $7.9 for the three and six months ended June 30, 2017, from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. Not included in the results for the three and six months ended June 30, 2017, were gains of $8.9 and $20.3 for settled iron ore derivative contracts that had been recognized in our financial results in prior periods.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2017 were $65.1 and $136.3, compared to $62.2 and $125.7 for the corresponding periods in 2016. The increases were primarily related to higher expenses for stock-based and incentive-based compensation in 2017 than in 2016.

Depreciation

Depreciation expense for the three and six months ended June 30, 2017 was $55.1 and $110.2, compared to $54.3 and $108.0 for the three and six months ended June 30, 2016.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income was $16.2 and $32.4 for the three and six months ended June 30, 2017, compared to $11.9 and $23.8 for the corresponding periods in 2016. The increases in income were principally a result of lower amortization of unrealized actuarial losses.

Operating Profit

Operating profit was $109.5 and $222.0 for the three and six months ended June 30, 2017, compared to $62.6 and $110.6 for the three and six months ended June 30, 2016. Included in operating profit was $15.3 and $31.5 related to SunCoke Middletown for the three and six months ended June 30, 2017, compared to $16.6 and $34.6 for the corresponding periods in 2016.

Interest Expense

Interest expense for the three and six months ended June 30, 2017 was $38.2 and $77.6, compared to $41.4 and $84.2 for the same periods in 2016. The decreases from 2016 were primarily related to lower debt obligations in 2017 compared to 2016, reflecting our successful actions to enhance our balance sheet through capital market transactions and cash flow generation.

Other Income (Expense)

Other income (expense) was $(3.6) and $(11.4) for the three and six months ended June 30, 2017, compared to other income (expense) of $2.1 and $1.4 for the three and six months ended June 30, 2016. The differences were principally due to expenses of $3.4 and $13.1 that we incurred in connection with the retirement of debt in the three and six months ended

June 30, 2017, as compared to $2.6 and $2.6 of expenses that we incurred in connection with the retirement of debt in the corresponding periods in 2016.

Income Tax Expense (Benefit)

Income taxes recorded through June 30, 2017 and 2016, were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income, the expected change in the valuation allowance and the projected change in value of our identified tax-planning strategy, which is determined based on year-to-date changes in the LIFO reserve. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance and tax planning strategy, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. We estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy. In addition, the change in valuation allowance for the six months ended June 30, 2016 includes a $4.4 benefit related to the realizability of certain alternative minimum tax credits.

Net Income Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported net income attributable to AK Holding of $61.2, or $0.19 per diluted share, for the three months ended June 30, 2017, compared to net income attributable to AK Holding of $17.3, or $0.08 per diluted share, for the three months ended June 30, 2016. We reported net income attributable to AK Holding of $123.7, or $0.38 per diluted share, for the six months ended June 30, 2017, compared to net income attributable to AK Holding of $3.7, or $0.02 per diluted share, for the six months ended June 30, 2016.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $142.0, or 9.1% of net sales, for the three months ended June 30, 2017, was higher than adjusted EBITDA of $99.3, or 6.7% of net sales, for the three months ended June 30, 2016. Adjusted EBITDA of $284.9, or 9.2% of net sales, for the six months ended June 30, 2017, was higher than adjusted EBITDA of $180.4, or 6.0% of net sales, for the six months ended June 30, 2016.

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

Neither current nor potential investors in our securities should rely on adjusted EBITDA or adjusted EBITDA margin as a substitute for any GAAP financial measure, and we encourage current and potential investors to review the following reconciliation of adjusted EBITDA.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to AK Holding	$61.2	$17.3	$123.7	$3.7
Net income attributable to noncontrolling interests	15.2	16.6	31.4	34.6
Income tax expense (benefit)	(8.7)	(10.6)	(22.1)	(10.5)
Interest expense	38.2	41.4	77.6	84.2
Interest income	(0.4)	(0.6)	(0.8)	(0.9)
Depreciation	55.1	54.3	110.2	108.0
Amortization	1.0	1.1	4.8	3.1
EBITDA	161.6	119.5	324.8	222.2
Less: EBITDA of noncontrolling interests (a)	19.6	20.2	39.9	41.8
Adjusted EBITDA (b)	$142.0	$99.3	$284.9	$180.4
Adjusted EBITDA margin	9.1%	6.7%	9.2%	6.0%

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to noncontrolling interests	$15.2	$16.6	$31.4	$34.6
Depreciation	4.4	3.6	8.5	7.2
EBITDA of noncontrolling interests	$19.6	$20.2	$39.9	$41.8

(b)
Included in adjusted EBITDA for the June 30, 2017, were $(8.4) and $7.9 of unrealized gains (losses) on iron ore derivatives. See Note 12 to the condensed consolidated financial statements for additional information.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our third quarter 2017 outlook. Those factors include the following:

1.
We expect relatively flat shipments in the third quarter compared to the second quarter of 2017. We anticipate that increased shipments to the distributor and converter market will be offset by a normal seasonal decline in carbon automotive shipments, along with the impact from some automotive companies lowering production in order to better balance their vehicle inventory levels.

2.
We currently estimate that the average selling price will be marginally lower than the second quarter. The decrease in average selling price primarily reflects the impact of lower surcharge revenue and the mix impact of moderately lower automotive shipments.

3.
We currently expect that raw material surcharge revenue in the third quarter will be lower than the second quarter. As a result, we expect margins to be negatively impacted as we work through higher cost inventory.

4.
We have significant maintenance outages planned in the second half of 2017, primarily at our Mansfield and Middletown Works. Maintenance outage costs are expected to be approximately $16.0 in the third quarter, compared to $22.4 in the second quarter of 2017, with additional significant maintenance outages occurring in the fourth quarter. The outages will also include related capital investments of about $25.0 in the third quarter compared to about $9.0 of outage-related capital investments in the second quarter.

5.
As a result of these and other factors, we expect adjusted EBITDA margins to be in the range of 5% to 6%. Our adjusted EBITDA margin guidance excludes any impact of unrealized mark-to-market changes in our iron ore derivatives.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. The foregoing factors also do not contemplate or include any effects relating to the pending acquisition of Precision Partners. There are many other factors that could significantly affect our third quarter 2017 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers, suppliers and competitors. Therefore, our outlook may change as a result of those and other factors.

Liquidity and Capital Resources

At June 30, 2017, we had total liquidity of $1,398.5, consisting of $133.3 of cash and cash equivalents and $1,265.2 of availability under the Credit Facility. At June 30, 2017, our eligible collateral, after application of advance rates, was $1,335.7. At June 30, 2017, we had no outstanding borrowings under the Credit Facility, and $70.5 of outstanding letters of credit that reduced availability. During the six months ended June 30, 2017, we did not utilize our Credit Facility, though we may from time to time use it to fund requirements for working capital, capital investments, other investments and general corporate purposes. Consolidated cash and cash equivalents of $136.3 at June 30, 2017, included $3.0 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We expect to initially fund the pending acquisition of Precision Partners with cash on hand and borrowings under the Credit Facility. As part of our commitment to prudently manage our balance sheet and maintain current credit metrics, we intend to ultimately finance the acquisition with a combination of borrowings under our Credit Facility and proceeds from the sale of equity securities, depending on capital market conditions. We believe that this intended financing will supplement our current sources of liquidity to enable us to continue to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we would need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we have $1,265.2 of availability under our Credit Facility. In addition, we regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions to be favorable. We have no scheduled debt maturities until November 2019, when our $150.0 of Exchangeable Notes are due. In addition, our Credit Facility does not expire until March 2019, when we would need to repay or refinance any outstanding balance. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

Cash from operations totaled $203.2 for the six months ended June 30, 2017. This total included cash generated by SunCoke Middletown of $39.2, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash generated from normal business activities, partially offset by an increase in accounts receivable.

Investing and Financing Activities

During the six months ended June 30, 2017, net cash used for investing activities totaled $49.2, primarily due to capital investments of $52.1. We anticipate 2017 capital investments of $140.0 to $160.0. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility. We currently anticipate that our normal, ongoing maintenance capital investments (i.e., excluding strategic investments and non-routine maintenance investments, such as blast furnace re-lines) will be at a similar level over the next few years.

During the six months ended June 30, 2017, net cash used by financing activities was $190.9, which included distributions from SunCoke Middletown to its noncontrolling interest owners of $41.9. During the first half of 2017, we issued $400.0 in principal amount of 7.00% 2027 Notes and repaid $529.8 in principal amount of the old 7.625% 2020 Notes.

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

Employee Benefit Obligations

We are required to contribute $44.1 to the master pension trust during 2017, of which $6.0 was contributed in April 2017 and another $6.0 was contributed in July 2017. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $60.0 and $75.0 for 2018 and 2019. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Innovation and Product Development

Over the last several years, we have been increasing our investment in research and innovation to create new opportunities for achieving competitive advantages. One of our principal strategies is to produce differentiated products to serve the current needs of our customers and address the future challenges they will face.

Specialty Steel

We continue to develop new and improved specialty stainless and electrical steels for expanding applications in electrical transmission and distribution networks, automotive and other markets. In May 2017, the U.S. Department of Energy (“DOE”) selected AK Steel to receive an award under the Advanced Manufacturing Office’s Next Generation Electric Machines program to develop the next generation of advanced, non-oriented electrical steels (“NOES”) for motors used in a wide variety of industrial and automotive applications, including hybrid/electric vehicles (“H/EVs”). The three-year project will be conducted in collaboration with the DOE, Oak Ridge National Laboratory’s Power Electronics and Electric Machinery Research Center, and Regal Beloit Corporation, a leading manufacturer of electric motors and motion control products. We will receive up to $1.8 to jointly develop an innovative motor design with high-alloy NOES with a goal to achieve an efficiency improvement of more than 30% when compared to existing motor designs. While the program targets a vast array of industrial motors, pumps and generators, H/EVs represent one of the fastest growing markets for NOES. Many motors used in H/EVs being sold in the U.S. today are imported from foreign suppliers, but a trend toward local sourcing and manufacturing appears to be underway. We believe this project will build on our strong foundation of collaboration with automotive manufacturers to develop the most efficient motor designs available in the world.

Press Hardenable Steel (“PHS”)

We continue to develop innovative PHS products that achieve even greater lightweighting solutions to meet our customers’ needs. For example, our ULTRALUME® PHS is an aluminum-silicon alloy coated steel that our customers depend on for high-strength parts with complex geometries. These steels enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements. In addition, our pending acquisition of Precision Partners strategically advances our mission to innovate in the high-growth automotive lightweighting space and enhance our position in hot stamping technology.

Next-Generation Advanced High Strength Steel (“AHSS”)

We also continue to broaden our portfolio of Next-Generation AHSS products for automotive components produced in traditional cold stamping operations. These steels help our customers achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding the significant capital costs to re-design production facilities that alternative materials may require.

In the third quarter of 2016, we introduced our NEXMET™ family of high-strength steels, which offer improved material formability at higher ultimate tensile strength levels. The first of these products, NEXMET 440EX, was developed specifically for exposed automotive body panels where formability, surface finish and dent resistance are critical.

In the fourth quarter of 2016, we completed a significant upgrade of our state-of-the-art continuous galvanizing line at our Dearborn Works facility. Enhanced furnace technology and modifications to the line’s configuration now provide us the additional capability to utilize the line as a continuous anneal line. This upgrade permits us to produce both coated and cold-rolled Next-Generation AHSS products on the same line. With these modifications now complete, we recently introduced our NEXMET 1000 and NEXMET 1200 AHSS products, which permit our customers to achieve significant lightweighting and optimization of unexposed automobile structures. Demonstration samples of coated NEXMET 1000 and NEXMET 1200 AHSS products were supplied to numerous automotive customers earlier in 2017 as a key step in the material qualification process. The combination of Precision Partners’ cold stamping capabilities with AK Steel’s new product introductions enhances our ability to deliver innovative, lightweighting solutions for our customers.

Third-Generation Advanced High Strength Steel (“3rd Gen AHSS”)

Looking beyond Next-Generation AHSS products, we continue to push our innovation efforts toward groundbreaking steel technologies, including collaborations with other companies, such as The NanoSteel Company. During 2016, we delivered 3rd Gen AHSS, NanoSteel® NXG™ 1200, to several automotive customers for testing and evaluation. This 3rd Gen AHSS solution, produced at our facilities using proprietary production methods, possesses a unique combination of strength and formability at high ultimate tensile strength, which we believe represents a leap in performance over many other AHSS products. We anticipate that Next-Generation and 3rd Gen AHSS products will enable automotive manufacturers to stamp and form lightweight auto parts using traditional manufacturing methods without the additional infrastructure investment that would be required for the use of aluminum and other competing materials.

Corporate Average Fuel Economy (“CAFE”) Standards

Our extensive product portfolio, encompassing carbon, stainless and electrical steel products, positions us to collaborate with automotive manufacturers to assist their ongoing efforts to meet future CAFE requirements. The CAFE standards generally require automobile manufacturers to meet an average fuel economy of 54.5 miles per gallon across the fleet of vehicles they produce by the year 2025, with certain milestones in the interim periods. We are working very closely with our automotive customers and their suppliers to develop and produce a variety of products across our portfolio to support their achievement of these CAFE standards. For example, these efforts include the development of:

•	Electrical steels for motors in the next generations of hybrid and electrical vehicles;

•	Stainless steels with increased thermal fatigue and corrosion resistance for use in exhaust systems associated with higher temperature engines that provide increased fuel economy;

•	Next-Generation AHSS and 3rd Gen AHSS with high strength and formability, which are intended to provide manufacturers significant opportunities for lightweighting, at a lower cost than aluminum; and

•	PHS with higher strengths and improved ductility, which is used in hot stamping applications to produce complex geometries for improved crash performance in safety critical components.

In addition to these actions, we are also working with trade organizations to educate stakeholders on the need to evaluate the total carbon footprint of alternative materials in relation to steel over the entire lifecycle of an automobile. We believe that when the entire lifecycle from production of materials through vehicle disposal is considered, steel is more environmentally responsible than competing materials, including aluminum.

Pending Acquisition of Precision Partners

Effective June 30, 2017, we signed an agreement to acquire Precision Partners, a leading North American company that provides engineering, tooling, die design and hot and cold stamped steel components for the automotive market. Precision Partners specializes in manufacturing lightweight, complex components and assemblies, and it offers a broad portfolio of highly-engineered solutions. Among other benefits, we believe this strategic acquisition will:

•	Complement our core focus on product innovation, accelerating the development and introduction of existing and new AHSS and PHS to the high-growth automotive lightweighting space;

•	Provide a fully integrated downstream platform that further strengthens our close collaboration with our automotive customers and their Tier 1 suppliers; and

•	Leverage our expertise in materials and metals forming with Precision Partners’ expertise in tooling and die design and advanced capabilities in hot and cold stamping.

Founded in 1955, Precision Partners is headquartered in Ontario, Canada, and has more than 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. We anticipate that Precision Partners’ results will be accretive to our earnings per share, operating profit and cash flows from operating activities over the year following the acquisition. On July 14, 2017, we received U.S. antitrust clearance for the transaction. The transaction remains subject to customary closing conditions and regulatory approval in Canada. Depending on the timing and outcome of the regulatory reviews, we expect the closing to occur during the third quarter of 2017. We expect to initially fund the acquisition with cash on hand and borrowings under our Credit Facility.

New Accounting Pronouncements

FASB issued a standard update during the first quarter of 2016 to simplify several aspects of the accounting for employee share-based payments. The new guidance requires companies to record excess tax benefits and tax deficiencies in the income statement when stock awards vest or are settled. In addition, companies will no longer separately classify cash flows related to excess tax benefits as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of each employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on each employee’s behalf for withheld shares should be presented as a financing activity on companies’ cash flows statements, and provides an accounting policy election to account for forfeitures as they occur. We adopted this update effective January 1, 2017, and the adoption had a minimal effect on us. At adoption, we recognized excess tax benefits that we had not previously recorded, but these were offset with an equal change in the valuation allowance. We have elected to continue to estimate forfeitures expected to occur to determine the compensation cost we recognize each period. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no effect on us since we have historically presented these as a financing activity.

FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 will be effective for us beginning January 1, 2018. The guidance permits two methods of adoption—retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We are evaluating the effect of the adoption of Topic 606 on our financial position and results of operations, but we do not currently expect it to have a material effect on us. Based on our evaluation of our current contracts and revenue streams to date, we believe that most revenue transactions recorded under Topic 606 will be substantially consistent with treatment under existing guidance. Our revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. We currently anticipate adopting the standard using the modified retrospective method as of January 1, 2018.

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

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors, including that our acquisition of Precision Partners may not be consummated, or may not be consummated in a timely manner; that regulatory approval may not be obtained or may only be obtained subject to conditions that are not anticipated; that we will not integrate Precision Partners successfully following the consummation of the acquisition; and that potential growth opportunities, accretion to earnings and cash flow and other anticipated benefits and opportunities from the acquisition, such as providing enhanced customer solutions and accelerated research and innovation, may not be fully realized or may take longer to realize than expected. In addition, factors that could cause our actual results and financial condition and any benefits from the acquisition, if consummated, to differ materially from the results contemplated by such forward-looking statements include reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; domestic and global steel overcapacity; changes in the cost of raw materials and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; our significant proportion of sales to the automotive market; reduced demand in key product markets due to competition from aluminum and other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital and banking markets; our use of derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats and cybercrime; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

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

Risks related to the completion of the Precision Partners acquisition. Completion of the proposed acquisition of Precision Partners is conditioned upon, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) and the Canadian Competition Act, as well as certain customary conditions to closing included in the Purchase Agreement governing the transaction. On July 14, 2017, we received U.S. antitrust clearance for the transaction. Clearance under the Canadian Competition Act remains outstanding and there is a risk that the acquisition may not receive such clearance in time to permit the acquisition to be completed during the third quarter of 2017, as anticipated, that such clearance may only be obtained subject to conditions that are not expected or acceptable to us, or that such clearance may not be obtained at all. In addition, other matters, including the failure of one or both parties to satisfy other remaining conditions to closing in the Purchase Agreement, may preclude us from consummating the acquisition on a timely basis or at all.

Risk of failure to achieve expected benefits of the Precision Partners acquisition and/or to integrate Precision Partners successfully following completion of the transaction. We may be unable to achieve the strategic, operational, financial and other benefits contemplated as part of the acquisition of Precision Partners to the full extent expected or in a timely manner. To the extent that we are not as successful as expected in integrating Precision Partners, the potential growth opportunities, ability to provide enhanced solutions to our customers, the leveraging and acceleration of combined research and innovation efforts, accretion to earnings or other anticipated financial and non-financial benefits and opportunities from the acquisition may not be fully realized or may take longer to realize than expected. In addition, the announcement, pendency and consummation of the acquisition could cause disruptions in and create uncertainty surrounding our relationships with existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and cash flows, regardless of whether the acquisition is completed in a timely manner or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2017	—	$—	—
May 2017	7,077	6.00	—
June 2017	9,946	6.24	—
Total	17,023	6.14	—	$125.6

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
2.1
Purchase Agreement, dated June 30, 2017, among PPHC Holdings, LLC, Drive Merger Sub, LLC, AK Steel Corporation and PPHC Members’ Representative, LLC (incorporated herein by reference to Exhibit 2.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 7, 2017)

10.1
Omnibus Management Incentive Plan, as of May 25, 2017 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 26, 2017)

*12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*95.1	Mine Safety Disclosure Exhibit
101.Ins	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.Sch	XBRL Taxonomy Extension Schema Document
*101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
*101.Def	XBRL Taxonomy Extension Definition Linkbase Document
*101.Lab	XBRL Taxonomy Extension Label Linkbase Document
*101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	July 28, 2017	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	July 28, 2017	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer