Form 10-Q
period 2017-09-30
AK STEEL HOLDING CORP
filed 2017-11-03
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

There were 314,878,425 shares of common stock outstanding as of November 1, 2017.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016

Net sales	$1,494.3	$1,452.9	$4,584.9	$4,463.9

Cost of products sold (exclusive of items shown separately below)	1,347.0	1,194.1	4,001.5	3,884.6
Selling and administrative expenses (exclusive of items shown separately below)	67.7	80.0	204.0	205.7
Depreciation	58.0	53.7	168.2	161.7
Pension and OPEB expense (income)	(16.2)	(5.7)	(48.6)	(29.5)
Total operating costs	1,456.5	1,322.1	4,325.1	4,222.5
Operating profit	37.8	130.8	259.8	241.4
Interest expense	37.5	40.3	115.1	124.5
Other income (expense)	(7.8)	(7.0)	(19.2)	(5.6)
Income (loss) before income taxes	(7.5)	83.5	125.5	111.3
Income tax expense (benefit)	(18.8)	14.6	(40.9)	4.1
Net income	11.3	68.9	166.4	107.2
Less: Net income attributable to noncontrolling interests	17.1	18.0	48.5	52.6
Net income (loss) attributable to AK Steel Holding Corporation	$(5.8)	$50.9	$117.9	$54.6
Net income (loss) per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$(0.02)	$0.21	$0.37	$0.26
Diluted	$(0.02)	$0.21	$0.37	$0.26

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016
Net income	$11.3	$68.9	$166.4	$107.2
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1.4	0.1	4.0	0.5
Cash flow hedges:
Gains (losses) arising in period	7.3	2.4	(8.9)	35.3
Reclassification of losses (gains) to net income (loss)	(1.9)	(1.4)	(7.2)	26.3
Pension and OPEB plans:
Prior service credit (cost) arising in period	—	(8.9)	—	(8.9)
Gains (losses) arising in period	—	(12.8)	—	(12.8)
Reclassification of prior service cost (credits) to net income (loss)	(13.6)	(13.5)	(40.6)	(41.1)
Reclassification of losses (gains) to net income (loss)	1.6	11.8	4.9	23.7
Other comprehensive income (loss), before tax	(5.2)	(22.3)	(47.8)	23.0
Income tax benefit related to items of comprehensive income (loss)	—	(3.9)	—	—
Other comprehensive income (loss)	(5.2)	(18.4)	(47.8)	23.0
Comprehensive income	6.1	50.5	118.6	130.2
Less: Comprehensive income attributable to noncontrolling interests	17.1	18.0	48.5	52.6
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(11.0)	$32.5	$70.1	$77.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$69.3	$173.2
Accounts receivable, net	563.4	442.0
Inventory, net	1,184.1	1,113.9
Other current assets	115.6	94.6
Total current assets	1,932.4	1,823.7
Property, plant and equipment	6,745.3	6,569.0
Accumulated depreciation	(4,720.7)	(4,554.6)
Property, plant and equipment, net	2,024.6	2,014.4
Goodwill and intangible assets	312.8	32.8
Other non-current assets	189.5	165.1
TOTAL ASSETS	$4,459.3	$4,036.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$718.0	$589.9
Accrued liabilities	245.1	234.1
Current portion of pension and other postretirement benefit obligations	41.3	41.3
Total current liabilities	1,004.4	865.3
Non-current liabilities:
Long-term debt	2,098.2	1,816.6
Pension and other postretirement benefit obligations	1,011.8	1,093.7
Other non-current liabilities	168.4	148.4
TOTAL LIABILITIES	4,282.8	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 315,745,678 and 314,739,500 shares in 2017 and 2016; outstanding 314,848,092 and 314,160,557 shares in 2017 and 2016	3.2	3.1
Additional paid-in capital	2,883.7	2,855.4
Treasury stock, common shares at cost, 897,586 and 578,943 shares in 2017 and 2016	(5.4)	(2.4)
Accumulated deficit	(2,946.9)	(3,064.8)
Accumulated other comprehensive loss	(111.3)	(63.5)
Total stockholders’ equity (deficit)	(176.7)	(272.2)
Noncontrolling interests	353.2	362.9
TOTAL EQUITY	176.5	90.7
TOTAL LIABILITIES AND EQUITY	$4,459.3	$4,036.0

The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	September 30, 2017	December 31, 2016
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$4.5	$5.0
Inventory, net	18.9	16.2
Property, plant and equipment	424.1	422.3
Accumulated depreciation	(84.8)	(72.5)
Accounts payable	11.2	7.8
Other assets (liabilities), net	(0.1)	(2.3)
Noncontrolling interests	351.4	360.9

Other variable interest entities
Cash and cash equivalents	$0.6	$0.8
Property, plant and equipment	11.8	11.8
Accumulated depreciation	(9.6)	(9.5)
Other assets (liabilities), net	0.9	1.0
Noncontrolling interests	1.8	2.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended September 30,
(unaudited)	2017	2016
Cash flows from operating activities:
Net income	$166.4	$107.2
Depreciation	155.8	150.8
Depreciation—SunCoke Middletown	12.4	10.9
Amortization	17.9	14.3
Deferred income taxes	(36.1)	6.1
Pension and OPEB expense (income)	(48.6)	(29.5)
Contributions to pension trust	(38.1)	—
Other pension payments	(0.7)	(32.6)
Other postretirement benefit payments	(30.0)	(24.3)
Changes in working capital, net of effect of acquired business	(44.1)	37.5
Other operating items, net	(0.9)	47.5
Net cash flows from operating activities	154.0	287.9
Cash flows from investing activities:
Capital investments	(88.7)	(81.9)
Investment in acquired business, net of cash acquired	(360.9)	—
Other investing items, net	4.2	2.2
Net cash flows from investing activities	(445.4)	(79.7)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	415.0	(360.0)
Proceeds from issuance of long-term debt	680.0	380.0
Redemption of long-term debt	(821.8)	(392.8)
Proceeds from issuance of common stock	—	249.4
Debt issuance costs	(25.0)	(20.4)
SunCoke Middletown distributions to noncontrolling interest owners	(58.2)	(63.2)
Other financing items, net	(2.5)	(0.3)
Net cash flows from financing activities	187.5	(207.3)
Net increase (decrease) in cash and cash equivalents	(103.9)	0.9
Cash and cash equivalents, beginning of period	173.2	56.6
Cash and cash equivalents, end of period	$69.3	$57.5

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)
Net income (loss)				54.6		52.6	107.2
Issuance of common stock	0.6	248.8					249.4
Share-based compensation		4.4					4.4
Purchase of treasury stock			(0.4)				(0.4)
Change in accumulated other comprehensive income (loss)					23.0		23.0
Net distributions to noncontrolling interests						(63.2)	(63.2)
September 30, 2016	$2.4	$2,520.0	$(2.4)	$(3,002.4)	$(164.2)	$371.4	$(275.2)

December 31, 2016	$3.1	$2,855.4	$(2.4)	$(3,064.8)	$(63.5)	$362.9	$90.7
Net income (loss)				117.9		48.5	166.4
Share-based compensation	0.1	6.5					6.6
Stock options exercised		0.5					0.5
Exchangeable notes exchange feature		21.3					21.3
Purchase of treasury stock			(3.0)				(3.0)
Change in accumulated other comprehensive income (loss)					(47.8)		(47.8)
Net distributions to noncontrolling interests						(58.2)	(58.2)
September 30, 2017	$3.2	$2,883.7	$(5.4)	$(2,946.9)	$(111.3)	$353.2	$176.5

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2017 and December 31, 2016, our results of operations for the three and nine months ended September 30, 2017 and 2016, and our cash flows for the nine months ended September 30, 2017 and 2016. Our results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results we expect for the full year ending December 31, 2017. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2 - Acquisition of Precision Partners

On August 4, 2017, we acquired 100.0% of the equity of PPHC Holdings, LLC (“Precision Partners”), which provides engineering, tooling, die design and hot- and cold-stamped steel components for the automotive market. Precision Partners is headquartered in Ontario, Canada and has more than 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. We acquired Precision Partners to advance our core focus on the high-growth automotive lightweighting market and our prominent position in advanced high strength steels, further strengthen close collaboration with automotive market customers, and leverage both companies’ research and innovation in materials and metals-forming. The condensed consolidated financial statements reflect the effects of the acquisition and Precision Partner’s financial results beginning August 4, 2017.

We paid the initial purchase price of $360.9, net of cash acquired, with cash on hand and borrowings under the Credit Facility. The purchase price is subject to a customary working capital adjustment based on the final net working capital position at the closing date of the acquisition. For the three and nine months ended September 30, 2017, we incurred acquisition costs of $4.7 and $6.2. Acquisition costs are primarily comprised of transaction fees and direct costs, including professional fees. These costs are included in selling and administrative expenses in the condensed consolidated statements of operations.

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including the final net working capital adjustment under the purchase agreement governing the terms of the acquisition and consideration of final valuations for property, plant and equipment and other intangible assets.

Accounts receivable	$34.9
Inventory	54.4
Other current assets	2.2
Property, plant and equipment	93.6
Amortizable intangible assets	57.5
Goodwill	224.3
Other non-current assets	0.7
Total assets acquired	467.6
Accounts payable	(37.8)
Accrued liabilities	(39.5)
Other non-current liabilities	(29.4)
Total liabilities assumed	(106.7)
Preliminary purchase price, net of cash acquired	$360.9

Goodwill is calculated as the excess of the purchase price over the net assets recognized and primarily represents the growth opportunities in lightweighting solutions to automotive customers, as well as any synergistic benefits to be realized from the acquisition. The goodwill is not deductible for income tax purposes and Precision Partners will represent its own reporting unit for goodwill impairment assessment purposes.

NOTE 3 - Supplementary Financial Statement Information

Inventory, net

Inventories as of September 30, 2017 and December 31, 2016, are presented below:

	September 30, 2017	December 31, 2016
Finished and semi-finished	$1,039.2	$855.0
Raw materials	410.1	415.8
Total cost	1,449.3	1,270.8
Adjustment to state inventories at LIFO value	(265.2)	(156.9)
Inventory, net	$1,184.1	$1,113.9

Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $1.0 and $3.2 for the three months ended September 30, 2017 and 2016, and $6.6 and $9.5 for the nine months ended September 30, 2017 and 2016, for our share of income of equity investees.

Summarized financial statement data for all investees is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$73.2	$72.4	$222.5	$216.4
Gross profit	20.5	24.6	69.6	73.1
Net income	3.4	8.1	18.8	24.6

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred charges during the fourth quarter of 2015 for supplemental unemployment and other employee benefit costs and for equipment idling, asset preservation and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities in the condensed consolidated balance sheet, and the activity for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$6.1	$22.1
Payments	(4.2)	(15.3)
Balance at end of period	$1.9	$6.8

We estimate we will incur on-going costs of approximately $2.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. These costs were $5.1 and $4.7 for the three months ended September 30, 2017 and 2016, and $15.9 and $17.4 for the nine months ended September 30, 2017 and 2016. We continue to engage in regular reviews of the potential viability of the Ashland Works Hot End, including an assessment of the most significant risks and benefits of a permanent idling of those idled operations. As part of these reviews, we evaluate, among other items, our strategic focus on reducing participation in markets where we believe future returns will likely not meet our investment criteria and whether we anticipate that market conditions will enable production from the Ashland Works Hot End to generate sustainable economic returns through steel market cycles. If we decide to permanently idle the Ashland Works Hot End, we would likely incur substantial non-cash charges for impairment of those assets. Moreover, even in the absence of an operational decision to permanently idle the Ashland Works Hot End, circumstances may arise that could trigger substantial non-cash charges to impair the assets in future periods. The carrying value of the long-lived assets associated with the temporarily idled operations totaled approximately $65.0 as of September 30, 2017. In addition, a permanent idling of the Ashland Works Hot End would cause us to incur certain cash expenses, including those relating to labor benefit obligations, certain take-or-pay supply agreements and potentially accelerated environmental remediation costs.

NOTE 4 - Income Taxes

Income taxes recorded through September 30, 2017 and 2016, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method. We have estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy, which is determined based on year-to-date changes in the LIFO reserve. The change in valuation allowance for the nine months ended September 30, 2016 includes a $5.1 benefit related to the realizability of certain alternative minimum tax credits.

NOTE 5 - Long-term Debt and Other Financing

Debt balances at September 30, 2017 and December 31, 2016, are presented below:

	September 30, 2017	December 31, 2016
Credit Facility	$415.0	$—
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	—	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	—	279.8
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	280.0	—
7.00% Senior Notes due March 2027	400.0	—
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	26.3	25.2
Unamortized debt discount/premium and debt issuance costs	(58.6)	(53.7)
Total long-term debt	$2,098.2	$1,816.6

During the nine months ended September 30, 2017, we were in compliance with all the terms and conditions of our debt agreements.

Credit Facility

In September 2017, we entered into a new $1,350.0 revolving credit facility (the “Credit Facility”), which expires in September 2022 and is guaranteed by AK Holding and by AK Tube LLC (“AK Tube”), AK Steel Properties, Inc. (“AK Properties”) and Mountain State Carbon LLC (“Mountain State Carbon”), three 100%-owned subsidiaries of AK Steel (referred to together as the “Subsidiary Guarantors”). The Credit Facility replaced our previous $1,500.0 revolving credit facility (“Replaced Credit Facility”), which was set to expire in March 2019, and is secured by the same classes of assets as the Replaced Credit Facility. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $135.0. The Credit Facility’s current availability significantly exceeds $135.0. Availability is calculated as the lesser of the Credit Facility commitment or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. We secure our Credit Facility obligations with our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

As of September 30, 2017, we had outstanding borrowings of $415.0 under the Credit Facility. At September 30, 2017, our eligible collateral, after application of applicable advance rates, was in excess of $1,350.0. Availability as of September 30, 2017, was reduced by $69.7 for outstanding letters of credit, resulting in remaining availability of $865.3.

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

Concurrently with the issuance of the 2027 Notes, we repurchased $361.3 of 2020 Notes through a cash tender offer (the “Tender Offer”) at a tender price equal to 102.125% of principal plus accrued and unpaid interest. We also subsequently redeemed all 2020 Notes that were not tendered and remained outstanding following the Tender Offer at a redemption price of 101.271% plus accrued and unpaid interest (the “2020 Notes Redemption”) in May 2017. In the nine months ended September 30, 2017, we recognized other expense of $13.1 for expenses related to the issuance of the 2027 Notes and retirement of the 2020 Notes. Fees paid to holders of the 2020 Notes to tender their notes and expenses paid to third parties related to the issuance of the 2027 Notes, totaling $7.5, were recognized as an adjustment of the carrying amount of the 2027 Notes and will be amortized over their term as an adjustment to interest expense.

In August 2017, AK Steel issued $280.0 aggregate principal amount of 6.375% Senior Unsecured Notes due October 2025 (the “2025 Notes”) and generated net proceeds of $275.8 after underwriting discount. The 2025 Notes are fully and unconditionally guaranteed by AK Holding and by the Subsidiary Guarantors. We used the net proceeds, along with cash on hand and borrowings from our Credit Facility, to purchase and redeem all of our outstanding 8.375% Senior Unsecured Notes due April 2022 (the “2022 Notes”), as further discussed below. Similar to our other senior unsecured notes, the indenture governing the 2025 Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The 2025 Notes also contain customary events of default. Before October 15, 2020, we may redeem the 2025 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, we may redeem them at 103.188% until October 15, 2021, 101.594% thereafter until October 15, 2022, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption.

Concurrently with the issuance of the 2025 Notes, we repurchased a portion of the 2022 Notes through a cash tender offer (the “2022 Notes Tender Offer”) at a tender price equal to 104.670% of principal plus accrued and unpaid interest. We also subsequently redeemed all 2022 Notes that were not tendered and remained outstanding following the 2022 Notes Tender Offer at a redemption price of 104.188% plus accrued and unpaid interest in September 2017. In the third quarter of 2017, we recorded other expense of $8.4 related to the retirement of the 2022 Notes. Fees paid to holders of the 2022 Notes to tender their notes and expenses paid to third parties related to the issuance of the 2025 Notes, totaling $10.6, were recognized as an adjustment of the carrying amount of the 2025 Notes and will be amortized over their term as an adjustment to interest expense.

Exchangeable Notes

AK Steel has outstanding 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”). The indenture governing the Exchangeable Notes provides holders with an exchange right at their option before August 15, 2019, if the closing price of our common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. The triggering condition is assessed at the beginning of each quarter while any Exchangeable Notes remain outstanding. We would be required to pay cash to holders for the principal amount of the Exchangeable Notes and to pay cash or issue common stock (at our option) for the premium if any holders elect to exchange their Exchangeable Notes. As a result of meeting this trigger at January 1, 2017, a portion of the equity component of the Exchangeable Notes, calculated as the difference between the principal amount of the Exchangeable Notes and the carrying amount of the liability component of the Exchangeable Notes, was considered redeemable and classified as temporary equity of $21.3 on the condensed consolidated balance sheets at December 31, 2016. The triggering condition was not met as of October 1, 2017. The value of the Exchangeable Notes if exchanged as of September 30, 2017, would have exceeded the principal amount by $6.0.

Capital Lease

In October 2017, we acquired the Research and Innovation Center capital lease. As a result, this liability has been effectively settled.

NOTE 6 - Pension and Other Postretirement Benefits

We provide noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. We are required to contribute $44.1 to the master pension trust during 2017, of which $38.1 was contributed through September 30, 2017 and the remaining $6.0 was contributed in October 2017. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $60.0 and $75.0 in 2018 and 2019. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

Net periodic benefit cost (income) for pension and other postretirement benefits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pension Benefits
Service cost	$0.7	$0.8	$2.1	$2.1
Interest cost	27.0	31.9	81.0	95.9
Expected return on assets	(37.5)	(42.9)	(112.6)	(128.6)
Amortization of prior service cost	1.1	1.5	3.4	4.1
Amortization of loss	2.7	8.0	8.1	22.0
Settlement loss	—	4.9	—	4.9
Net periodic benefit cost (income)	$(6.0)	$4.2	$(18.0)	$0.4

Other Postretirement Benefits
Service cost	$1.2	$1.2	$3.5	$3.6
Interest cost	4.4	5.0	13.1	14.9
Amortization of prior service cost (credit)	(14.7)	(15.0)	(44.0)	(45.2)
Amortization of (gain) loss	(1.1)	(1.1)	(3.2)	(3.2)
Net periodic benefit cost (income)	$(10.2)	$(9.9)	$(30.6)	$(29.9)

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

	September 30, 2017	December 31, 2016
Accrued liabilities	$7.5	$7.3
Other non-current liabilities	38.1	39.9

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

On December 22, 2016 and February 7, 2017, we received Notices of Violations from the Southwest Ohio Air Quality Agency on a pickling line at our Middletown Works, alleging violations of hydrochloric acid emission rates based on source testing events conducted between October 2016 and January 2017. We investigated these claims and implemented several corrective measures. Based on additional testing conducted in January 2017, we believe that the pickling line is currently in compliance with emission limitations. On July 25, 2017, AK Steel and the Ohio EPA settled this matter for a civil penalty of less than $0.1.

On October 10, 2017, we received a 60-day notice of intent to file a citizen suit under the Clean Air Act related to purported actions at our Middletown Works facility. The notice alleges a variety of violations at the facility and contends that potential plaintiffs, a private citizen and the Sierra Club, will seek civil penalties and injunctive relief if, within the succeeding 60 days, the parties are unable to agree upon suitable actions to resolve the claims. In the event the citizen’s suit is filed, we will vigorously contest these claims. Until any such claims are resolved, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

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

The number of asbestos cases pending at September 30, 2017, is presented below:

Asbestos Cases Pending at
September 30, 2017
Cases with specific dollar claims for damages:
Claims up to $0.2	131
Claims above $0.2 to $5.0	5
Claims above $5.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	138
Cases without a specific dollar claim for damages	196
Total asbestos cases pending	334

(a)	Involve a total of 2,240 plaintiffs and 17,588 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information for the three and nine months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New Claims Filed	18	10	46	33
Pending Claims Disposed Of	27	27	51	75
Total Amount Paid in Settlements	$0.3	$0.3	$0.9	$0.7

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against us, subject to certain court approvals below. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourselves in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. In 2014, we recorded a charge for the amount of the tentative settlement with the direct purchaser plaintiff class and paid that amount into an escrow account, which has now been disbursed in accordance with the order that approved the settlement. On March 3, 2017, the Court granted the defendants’ motion to dismiss the indirect plaintiffs’ amended complaint on the grounds that the plaintiffs lacked antitrust standing. On April 4, 2017, the indirect plaintiffs filed a motion for reconsideration and the defendants filed an opposition to that motion. On July 13, 2017, the Court denied the indirect plaintiffs’ motion for reconsideration. On September 15, 2017 the indirect plaintiffs filed a notice of appeal with the Seventh Circuit Court of Appeals. Because we have been unable to determine that a potential loss in this case for the indirect plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the indirect plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc., we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint and ArcelorMittal did file an amended complaint in Case No. 1:13-cv-00685 (“685 Action”) alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015 final judgment. On May 16, 2017, the Federal Circuit Court of Appeals affirmed the district court’s judgment of invalidity and non-infringement of the reissued Patent. On June 14, 2017, ArcelorMittal filed a petition to the Federal Circuit for rehearing en banc of the May 16, 2017 decision. On August 14, 2017, the Federal Court of Appeals denied ArcelorMittal’s petition for rehearing en banc. On January 20, 2016, we filed a motion to dismiss the amended complaint in the 685 Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. Following discovery, on August 17, 2016, we filed a motion for summary judgment on the basis that the claims in the 685 Action are precluded by the judgment in the original case. On January 19, 2017, the district court issued an opinion granting summary judgment in our favor in the 685 Action on the grounds of non-infringement and also entered a final judgment on that basis. On February 14, 2017, ArcelorMittal filed a notice of appeal of the district court's order in the Federal Circuit Court of Appeals. The briefing of that appeal is completed and the parties are awaiting oral argument. We intend to continue to contest this matter vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

On September 23, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing CORE into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese CORE that originated in China be subjected to the same AD and CVD duties of shipments of CORE imported directly from China. On November 7, 2016, the Commerce Department made a favorable determination and announced that it would initiate an investigation into imports of Vietnamese CORE. The Commerce Department previously extended the deadline for its final ruling to February 15, 2018.

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

On September 27, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing cold-rolled steel into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese cold-rolled steel that originated in China be subjected to the same AD and CVD duties of shipments of cold-rolled steel imported directly from China. On November 7, 2016, the Commerce Department made a favorable determination and announced that it would initiate an investigation into Vietnamese cold-rolled steel. The Commerce Department previously extended the deadline for its final ruling to February 15, 2018.

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

Stainless Steel

On February 12, 2016, we, along with three other domestic producers, filed AD and CVD petitions against imports of stainless steel from China. On February 2, 2017, the Commerce Department announced its final affirmative determinations that imports of stainless steel from China (a) are being sold at less-than-fair-value and should be subject to final AD duties, and (b) are benefiting from government subsidies and should be subject to CVD duties. The Commerce Department calculated final dumping and subsidy margins as follows:

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

In addition, on July 25, 2017, the ITC held the final hearing on its five-year “sunset” review of the outstanding orders on stainless steel sheet and strip from Japan, Korea and Taiwan. On August 30, 2017, the ITC announced favorable final determinations. As a result of the ITC’s final determinations, the existing AD orders on imports from Japan, Korea and Taiwan and the existing CVD order on imports of the subject stainless steel sheet and strip products from Korea will remain in place for an additional five years.

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

NOTE 8 - Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $8.1 for 2017. The third quarter information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based Compensation Expense	2017	2016	2017	2016
Stock options	$0.2	$0.2	$1.9	$0.8
Restricted stock	0.3	0.3	2.6	1.4
Restricted stock units issued to Directors	0.2	0.3	0.9	1.0
Performance shares	0.4	0.4	1.2	1.2
Total share-based compensation expense	$1.1	$1.2	$6.6	$4.4

We granted stock options on 513,600 shares during the nine months ended September 30, 2017, with a weighted-average fair value of $5.33 per share of stock option. Options on 58,999 shares were exercised during the nine months ended September 30, 2017.

We granted restricted stock awards of 355,600 shares during the nine months ended September 30, 2017, at a weighted-average fair value of $9.78 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the nine months ended September 30, 2017 was $4.1.

We granted performance share awards of 263,600 shares during the nine months ended September 30, 2017, with a weighted-average fair value of $10.78 per share. The total intrinsic value of performance share awards that vested during the nine months ended September 30, 2017 was $4.5.

NOTE 9 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency translation
Balance at beginning of period	$(1.0)	$(1.7)	$(3.6)	$(2.1)
Other comprehensive income (loss)—foreign currency translation gain (loss)	1.4	0.1	4.0	0.5
Balance at end of period	$0.4	$(1.6)	$0.4	$(1.6)
Cash flow hedges
Balance at beginning of period	$24.9	$21.4	$46.4	$(34.0)
Other comprehensive income (loss):
Gains (losses) arising in period	7.3	2.4	(8.9)	35.3
Income tax expense (benefit)	—	(2.9)	—	—
Gains (losses) arising in period, net of tax	7.3	5.3	(8.9)	35.3
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	(1.9)	(1.4)	(7.2)	26.3
Income tax expense (benefit)	—	(2.3)	—	—
Net amount of reclassification of losses (gains) to net income (loss)	(1.9)	0.9	(7.2)	26.3
Total other comprehensive income (loss), net of tax	5.4	6.2	(16.1)	61.6
Balance at end of period	$30.3	$27.6	$30.3	$27.6
Pension and OPEB plans
Balance at beginning of period	$(130.0)	$(165.5)	$(106.3)	$(151.1)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	—	(8.9)	—	(8.9)
Gains (losses) arising in period	—	(12.8)	—	(12.8)
Subtotal	—	(21.7)	—	(21.7)
Income tax expense (benefit)	—	—	—	—
Gains (losses) arising in period, net of tax	—	(21.7)	—	(21.7)
Reclassification to net income (loss):
Prior service costs (credits) (b)	(13.6)	(13.5)	(40.6)	(41.1)
Actuarial (gains) losses (b)	1.6	11.8	4.9	23.7
Subtotal	(12.0)	(1.7)	(35.7)	(17.4)
Income tax expense (benefit)	—	1.3	—	—
Amount of reclassification to net income (loss), net of tax	(12.0)	(3.0)	(35.7)	(17.4)
Total other comprehensive income (loss), net of tax	(12.0)	(24.7)	(35.7)	(39.1)
Balance at end of period	$(142.0)	$(190.2)	$(142.0)	$(190.2)

(a)	Included in cost of products sold.

(b)	Included in pension and OPEB expense (income).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to AK Steel Holding Corporation	$(5.8)	$50.9	$117.9	$54.6
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings	$(5.8)	$50.9	$117.9	$54.6

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings to common stockholders	(5.8)	50.8	117.7	54.4
Common stockholders earnings—basic and diluted	$(5.8)	$50.8	$117.7	$54.4

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	314.3	237.5	314.2	210.6
Effect of exchangeable debt	—	—	5.9	—
Effect of dilutive stock-based compensation	—	0.9	1.0	0.8
Common shares outstanding for diluted earnings per share	314.3	238.4	321.1	211.4

Basic earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	(0.02)	0.21	0.37	0.26
Basic earnings per share	$(0.02)	$0.21	$0.37	$0.26

Diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	(0.02)	0.21	0.37	0.26
Diluted earnings per share	$(0.02)	$0.21	$0.37	$0.26

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	4.1	1.9	1.1	2.3

NOTE 11 - Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a consolidated variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $17.1 and $17.9 for the three months ended September 30, 2017 and 2016, and $48.6 and $52.5 for the nine months ended September 30, 2017 and 2016, that was included in our consolidated income before income taxes.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of September 30, 2017, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and a spread over benchmark rates of less than 3% was used for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents (a)	$69.3	$—	$69.3	$48.2	$125.0	$173.2
Other current assets:
Foreign exchange contracts	—	0.6	0.6	—	0.1	0.1
Commodity hedge contracts	—	27.2	27.2	—	47.0	47.0
Other non-current assets:
Foreign exchange contracts	—	0.5	0.5	—	—	—
Commodity hedge contracts	—	5.0	5.0	—	15.3	15.3
Assets measured at fair value	$69.3	$33.3	$102.6	$48.2	$187.4	$235.6

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.5)	$(0.5)	$—	$—	$—
Commodity hedge contracts	—	(1.7)	(1.7)	—	(1.8)	(1.8)
Other non-current liabilities:
Commodity hedge contracts	—	(0.8)	(0.8)	—	(0.6)	(0.6)
Liabilities measured at fair value	$—	$(3.0)	$(3.0)	$—	$(2.4)	$(2.4)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,265.2)	$(2,265.2)	$—	$(2,123.2)	$(2,123.2)
Carrying amount	—	(2,098.2)	(2,098.2)	—	(1,816.6)	(1,816.6)

(a)	Level 2 assets include money market mutual funds invested in U.S. Treasury obligations.

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at September 30, 2017 and December 31, 2016.

NOTE 13 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of revenues and operations that are denominated in foreign currencies, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. Contracts that sell euros have not been designated as hedges for accounting purposes and gains or losses are reported in earnings immediately in other income (expense). Contracts that purchase Canadian dollars are designated as hedges for accounting purposes, which requires us to record the effective gains and losses for the derivatives in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize costs for the associated underlying operations. We recognize gains and losses on these designated derivatives immediately in cost of products sold if we calculate hedge ineffectiveness.

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

We have provided no collateral to counterparties under collateral funding arrangements as of September 30, 2017.

Outstanding commodity price swaps and options and forward foreign exchange contracts are presented below:

Commodity	September 30, 2017		December 31, 2016
Natural gas (in MMBTUs)	37,475,000		43,865,000
Zinc (in lbs)	40,350,000		58,750,000
Iron ore (in metric tons)	2,375,000		2,555,000
Electricity (in MWHs)	1,182,000		1,578,821
Foreign exchange contracts:
Euros		€9,000,000		€5,000,000
Canadian dollars	C$	88,620,000	C$	—

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Other current assets:
Foreign exchange contracts	$0.2	$—
Commodity contracts	10.8	18.5
Other non-current assets:
Foreign exchange contracts	0.5	—
Commodity contracts	2.2	5.2
Accrued liabilities:
Foreign exchange contracts	(0.1)	—
Commodity contracts	(1.7)	(1.8)
Other non-current liabilities—commodity contracts	(0.3)	(0.1)
Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	0.4	0.1
Commodity contracts	16.4	28.5
Other non-current assets—commodity contracts	2.8	10.1
Accrued liabilities—foreign exchange contracts	(0.4)	—
Other non-current liabilities—commodity contracts	(0.5)	(0.5)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss)	2017	2016	2017	2016
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$1.9	$1.4	$7.2	$(26.3)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	0.3	(3.7)	0.8	(13.4)
Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.1)	(0.2)	(0.8)	(1.0)
Commodity contracts—recognized in cost of products sold	3.9	3.9	11.0	3.4

We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. Historically, these derivatives qualified for hedge accounting—meaning that gains and losses on the derivatives were reflected in the company’s financial results in the same period that the hedged iron ore purchases affected earnings. Beginning in the third quarter of 2016, our iron ore derivatives no longer qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized immediately in our financial results versus being recognized in the period that iron ore purchases affect earnings. In the third quarter of 2016, we reclassified $1.7 of gains from accumulated other comprehensive income into cost of products sold due to discontinued hedge accounting treatment. For the three and nine months ended September 30, 2017, gains recognized in cost of products sold shown in the table above include $4.0 and $11.9, for unrealized mark-to-market gains on iron ore derivatives that are not designated as hedging instruments for accounting purposes. Not included in the financial results for the three and nine months ended September 30, 2017 were realized gains of $9.3 and $29.6 for iron ore derivatives contracts that settled during the period for which we had recognized mark-to-market gains in our financial results in prior quarters.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing derivatives designated as cash flow hedges and thus qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Hedge	Settlement Dates	Gains (losses)
Natural gas	October 2017 to October 2019	$5.4
Zinc	October 2017 to June 2019	10.6
Electricity	October 2017 to December 2018	(0.4)
Canadian dollars	January 2018 to December 2019	(0.4)

NOTE 14 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Nine Months Ended September 30,
	2017	2016
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$101.1	$82.7
Income taxes	(0.2)	(2.6)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $59.2 and $68.0 for the nine months ended September 30, 2017 and 2016. Consolidated cash and cash equivalents at September 30, 2017 and December 31, 2016, include SunCoke Middletown’s cash and cash equivalents of $4.5 and $5.0. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the nine months ended September 30, 2017 and 2016, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We have included changes in our new leased Research and Innovation Center in property, plant and equipment and as a capital lease obligation in the condensed consolidated balance sheets, which represents a non-cash transaction for us. Under our SIP, we also issued stock to certain employees for vested performance shares and granted restricted stock to certain employees and restricted stock units to directors. Non-cash investing and financing activities are presented below:

	Nine Months Ended September 30,
	2017	2016
Capital investments	$29.0	$42.7
Research and Innovation Center capital lease	1.1	21.6
Issuance of performance shares, restricted stock and restricted stock units	4.3	2.0

NOTE 15 - Union Contracts

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

In September 2017, members of the United Auto Workers, Local 3044, ratified a labor agreement covering approximately 320 employees at Rockport Works. The new agreement expires September 30, 2021.

An agreement with the United Steelworkers, Local 1915-15, that governs approximately 100 production employees at AK Tube in Walbridge, Ohio, is scheduled to expire on January 22, 2018.

An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, that governs approximately 1,720 production employees at Middletown Works is scheduled to expire on March 15, 2018.

An agreement with the United Steelworkers, Local 1865, that governs approximately 625 production employees at Ashland Works is scheduled to expire on September 1, 2018.

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

FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for us beginning January 1, 2018. The guidance permits two methods of adoption—retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We are evaluating the effect of the adoption of Topic 606 on our financial position and results of operations, but we do not currently expect it to have a material effect on us. Based on our evaluation of our current contracts and revenue streams to date, we believe that most revenue transactions recorded under Topic 606 will be substantially consistent with treatment under existing guidance. Our revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. Topic 606 also provides for enhanced disclosure requirements surrounding revenue recognition and we are currently working on drafting our responsive disclosures. We currently anticipate adopting the standard using the modified retrospective method as of January 1, 2018.

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 is effective for us beginning January 1, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our consolidated financial position and results of operations.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model. The new standard will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the effect of this standard on our consolidated financial position and results of operations.

In August 2017, the FASB issued a standard update to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update provided that for a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset, an entity may designate as the hedged risk the variability in cash flows attributable to changes in a contractually specified component stated in the contract. The amendments in the update are effective for fiscal years beginning after December 15, 2018. Early application is permitted and we are currently evaluating a potential adoption on January 1, 2018. We believe the update may allow us to elect hedge accounting treatment for iron ore derivatives that are currently recorded using mark-to-market accounting. We currently do not know and cannot reasonably estimate the effect that the adoption of the new standard will have on our consolidated financial statements.

NOTE 17 - Supplementary Guarantor Information

AK Steel’s 7.50% Senior Secured Notes due 2023, 7.625% Senior Notes due 2021, 6.375% Senior Notes due 2025 and 7.00% Senior Notes due 2027 (collectively, the “Senior Notes”) and Exchangeable Notes are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,406.0	$71.3	$139.7	$(122.7)	$1,494.3
Cost of products sold (exclusive of items shown separately below)	—	1,298.4	50.1	112.2	(113.7)	1,347.0
Selling and administrative expenses (exclusive of items shown separately below)	0.9	68.7	3.1	6.1	(11.1)	67.7
Depreciation	—	47.2	2.1	8.7	—	58.0
Pension and OPEB expense (income)	—	(16.2)	—	—	—	(16.2)
Total operating costs	0.9	1,398.1	55.3	127.0	(124.8)	1,456.5
Operating profit (loss)	(0.9)	7.9	16.0	12.7	2.1	37.8
Interest expense	—	37.1	—	0.4	—	37.5
Other income (expense)	—	(13.1)	3.1	2.2	—	(7.8)
Income (loss) before income taxes	(0.9)	(42.3)	19.1	14.5	2.1	(7.5)
Income tax expense (benefit)	—	(24.8)	7.2	(1.9)	0.7	(18.8)
Equity in net income (loss) of subsidiaries	(4.9)	12.6	—	0.2	(7.9)	—
Net income (loss)	(5.8)	(4.9)	11.9	16.6	(6.5)	11.3
Less: Net income attributable to noncontrolling interests	—	—	—	17.1	—	17.1
Net income (loss) attributable to AK Steel Holding Corporation	(5.8)	(4.9)	11.9	(0.5)	(6.5)	(5.8)
Other comprehensive income (loss)	(5.2)	(5.2)	—	1.4	3.8	(5.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(11.0)	$(10.1)	$11.9	$0.9	$(2.7)	$(11.0)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,406.5	$63.1	$101.4	$(118.1)	$1,452.9
Cost of products sold (exclusive of items shown separately below)	—	1,182.0	45.1	72.6	(105.6)	1,194.1
Selling and administrative expenses (exclusive of items shown separately below)	1.1	81.2	3.2	5.2	(10.7)	80.0
Depreciation	—	46.2	2.1	5.4	—	53.7
Pension and OPEB expense (income)	—	(5.7)	—	—	—	(5.7)
Total operating costs	1.1	1,303.7	50.4	83.2	(116.3)	1,322.1
Operating profit (loss)	(1.1)	102.8	12.7	18.2	(1.8)	130.8
Interest expense	—	39.8	—	0.5	—	40.3
Other income (expense)	—	(10.3)	2.0	1.3	—	(7.0)
Income (loss) before income taxes	(1.1)	52.7	14.7	19.0	(1.8)	83.5
Income tax expense (benefit)	—	9.4	5.5	0.4	(0.7)	14.6
Equity in net income (loss) of subsidiaries	52.0	8.7	—	(0.1)	(60.6)	—
Net income (loss)	50.9	52.0	9.2	18.5	(61.7)	68.9
Less: Net income attributable to noncontrolling interests	—	—	—	18.0	—	18.0
Net income (loss) attributable to AK Steel Holding Corporation	50.9	52.0	9.2	0.5	(61.7)	50.9
Other comprehensive income (loss)	(18.4)	(18.4)	—	0.1	18.3	(18.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$32.5	$33.6	$9.2	$0.6	$(43.4)	$32.5

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,378.0	$217.7	$329.0	$(339.8)	$4,584.9
Cost of products sold (exclusive of items shown separately below)	—	3,906.6	155.2	246.1	(306.4)	4,001.5
Selling and administrative expenses (exclusive of items shown separately below)	3.3	208.8	9.5	16.4	(34.0)	204.0
Depreciation	—	141.3	6.2	20.7	—	168.2
Pension and OPEB expense (income)	—	(48.6)	—	—	—	(48.6)
Total operating costs	3.3	4,208.1	170.9	283.2	(340.4)	4,325.1
Operating profit (loss)	(3.3)	169.9	46.8	45.8	0.6	259.8
Interest expense	—	114.0	—	1.1	—	115.1
Other income (expense)	—	(32.3)	8.3	4.8	—	(19.2)
Income (loss) before income taxes	(3.3)	23.6	55.1	49.5	0.6	125.5
Income tax expense (benefit)	—	(61.3)	20.9	(0.6)	0.1	(40.9)
Equity in net income (loss) of subsidiaries	121.2	36.3	—	0.1	(157.6)	—
Net income (loss)	117.9	121.2	34.2	50.2	(157.1)	166.4
Less: Net income attributable to noncontrolling interests	—	—	—	48.5	—	48.5
Net income (loss) attributable to AK Steel Holding Corporation	117.9	121.2	34.2	1.7	(157.1)	117.9
Other comprehensive income (loss)	(47.8)	(47.8)	—	4.0	43.8	(47.8)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$70.1	$73.4	$34.2	$5.7	$(113.3)	$70.1

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,311.5	$189.0	$321.0	$(357.6)	$4,463.9
Cost of products sold (exclusive of items shown separately below)	—	3,838.8	131.2	235.3	(320.7)	3,884.6
Selling and administrative expenses (exclusive of items shown separately below)	3.8	208.4	9.8	16.7	(33.0)	205.7
Depreciation	—	139.5	6.0	16.2	—	161.7
Pension and OPEB expense (income)	—	(29.5)	—	—	—	(29.5)
Total operating costs	3.8	4,157.2	147.0	268.2	(353.7)	4,222.5
Operating profit (loss)	(3.8)	154.3	42.0	52.8	(3.9)	241.4
Interest expense	—	123.2	—	1.3	—	124.5
Other income (expense)	—	(19.5)	6.0	7.9	—	(5.6)
Income (loss) before income taxes	(3.8)	11.6	48.0	59.4	(3.9)	111.3
Income tax expense (benefit)	—	(15.3)	18.2	2.7	(1.5)	4.1
Equity in net income (loss) of subsidiaries	58.4	31.5	—	—	(89.9)	—
Net income (loss)	54.6	58.4	29.8	56.7	(92.3)	107.2
Less: Net income attributable to noncontrolling interests	—	—	—	52.6	—	52.6
Net income (loss) attributable to AK Steel Holding Corporation	54.6	58.4	29.8	4.1	(92.3)	54.6
Other comprehensive income (loss)	23.0	23.0	—	0.5	(23.5)	23.0
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$77.6	$81.4	$29.8	$4.6	$(115.8)	$77.6

Condensed Consolidated Balance Sheets
September 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.0	$5.9	$36.4	$—	$69.3
Accounts receivable, net	—	478.6	34.5	67.4	(17.1)	563.4
Inventory, net	—	1,039.7	51.3	104.2	(11.1)	1,184.1
Other current assets	—	108.8	0.5	6.3	—	115.6
Total current assets	—	1,654.1	92.2	214.3	(28.2)	1,932.4
Property, plant and equipment	—	5,928.4	180.4	636.5	—	6,745.3
Accumulated depreciation	—	(4,505.5)	(93.5)	(121.7)	—	(4,720.7)
Property, plant and equipment, net	—	1,422.9	86.9	514.8	—	2,024.6
Investment in subsidiaries	(3,185.6)	1,839.6	—	67.6	1,278.4	—
Inter-company accounts	3,008.9	(4,135.7)	1,512.6	(471.3)	85.5	—
Goodwill and intangible assets	—	—	32.8	280.0	—	312.8
Other non-current assets	—	155.1	0.3	34.1	—	189.5
TOTAL ASSETS	$(176.7)	$936.0	$1,724.8	$639.5	$1,335.7	$4,459.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$642.9	$17.4	$61.0	$(3.3)	$718.0
Accrued liabilities	—	184.6	7.0	53.5	—	245.1
Current portion of pension and other postretirement benefit obligations	—	40.9	—	0.4	—	41.3
Total current liabilities	—	868.4	24.4	114.9	(3.3)	1,004.4
Non-current liabilities:
Long-term debt	—	2,098.2	—	—	—	2,098.2
Pension and other postretirement benefit obligations	—	1,008.3	—	3.5	—	1,011.8
Other non-current liabilities	—	146.7	1.5	20.2	—	168.4
TOTAL LIABILITIES	—	4,121.6	25.9	138.6	(3.3)	4,282.8
Equity:
Total stockholders’ equity (deficit)	(176.7)	(3,185.6)	1,698.9	147.7	1,339.0	(176.7)
Noncontrolling interests	—	—	—	353.2	—	353.2
TOTAL EQUITY	(176.7)	(3,185.6)	1,698.9	500.9	1,339.0	176.5
TOTAL LIABILITIES AND EQUITY	$(176.7)	$936.0	$1,724.8	$639.5	$1,335.7	$4,459.3

Condensed Consolidated Balance Sheets
December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$147.9	$4.4	$20.9	$—	$173.2
Accounts receivable, net	—	400.4	30.3	19.6	(8.3)	442.0
Inventory, net	—	1,038.1	45.3	42.0	(11.5)	1,113.9
Other current assets	—	91.5	0.2	2.9	—	94.6
Total current assets	—	1,677.9	80.2	85.4	(19.8)	1,823.7
Property, plant and equipment	—	5,857.9	175.9	535.2	—	6,569.0
Accumulated depreciation	—	(4,365.8)	(87.2)	(101.6)	—	(4,554.6)
Property, plant and equipment, net	—	1,492.1	88.7	433.6	—	2,014.4
Investment in subsidiaries	(3,227.1)	1,406.2	—	67.5	1,753.4	—
Inter-company accounts	2,954.9	(4,041.9)	1,464.0	(458.4)	81.4	—
Goodwill and intangible assets	—	—	32.8	—	—	32.8
Other non-current assets	—	126.0	0.2	38.9	—	165.1
TOTAL ASSETS	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$557.7	$16.7	$15.0	$0.5	$589.9
Accrued liabilities	—	213.7	7.0	13.4	—	234.1
Current portion of pension and other postretirement benefit obligations	—	41.0	—	0.3	—	41.3
Total current liabilities	—	812.4	23.7	28.7	0.5	865.3
Non-current liabilities:
Long-term debt	—	1,816.6	—	—	—	1,816.6
Pension and other postretirement benefit obligations	—	1,090.4	—	3.3	—	1,093.7
Other non-current liabilities	—	146.7	1.6	0.1	—	148.4
TOTAL LIABILITIES	—	3,866.1	25.3	32.1	0.5	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3	—	—	—	21.3
Equity:
Total stockholders’ equity (deficit)	(272.2)	(3,227.1)	1,640.6	(228.0)	1,814.5	(272.2)
Noncontrolling interests	—	—	—	362.9	—	362.9
TOTAL EQUITY	(272.2)	(3,227.1)	1,640.6	134.9	1,814.5	90.7
TOTAL LIABILITIES AND EQUITY	$(272.2)	$660.3	$1,665.9	$167.0	$1,815.0	$4,036.0

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.4)	$55.9	$30.6	$64.8	$5.1	$154.0
Cash flows from investing activities:
Capital investments	—	(78.5)	(4.6)	(5.6)	—	(88.7)
Investment in acquired business, net of cash acquired	—	(360.9)	—	—	—	(360.9)
Other investing items, net	—	4.3	—	(0.1)	—	4.2
Net cash flows from investing activities	—	(435.1)	(4.6)	(5.7)	—	(445.4)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	415.0	—	—	—	415.0
Proceeds from issuance of long-term debt	—	680.0	—	—	—	680.0
Redemption of long-term debt	—	(821.8)	—	—	—	(821.8)
Debt issuance costs	—	(25.0)	—	—	—	(25.0)
Inter-company activity	4.9	10.1	(24.5)	14.6	(5.1)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(58.2)	—	(58.2)
Other financing items, net	(2.5)	—	—	—	—	(2.5)
Net cash flows from financing activities	2.4	258.3	(24.5)	(43.6)	(5.1)	187.5
Net increase (decrease) in cash and cash equivalents	—	(120.9)	1.5	15.5	—	(103.9)
Cash and equivalents, beginning of period	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of period	$—	$27.0	$5.9	$36.4	$—	$69.3

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.8)	$190.6	$33.4	$73.9	$(7.2)	$287.9
Cash flows from investing activities:
Capital investments	—	(74.5)	(5.4)	(2.0)	—	(81.9)
Other investing items, net	—	0.2	—	2.0	—	2.2
Net cash flows from investing activities	—	(74.3)	(5.4)	—	—	(79.7)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(360.0)	—	—	—	(360.0)
Proceeds from issuance of long-term debt	—	380.0	—	—	—	380.0
Redemption of long-term debt	—	(392.8)	—	—	—	(392.8)
Proceeds from issuance of common stock	249.4	—	—	—	—	249.4
Debt issuance costs	—	(20.4)	—	—	—	(20.4)
Inter-company activity	(246.2)	266.6	(28.6)	1.0	7.2	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(63.2)	—	(63.2)
Other financing items, net	(0.4)	0.1	—	—	—	(0.3)
Net cash flows from financing activities	2.8	(126.5)	(28.6)	(62.2)	7.2	(207.3)
Net increase (decrease) in cash and cash equivalents	—	(10.2)	(0.6)	11.7	—	0.9
Cash and equivalents, beginning of period	—	27.0	5.7	23.9	—	56.6
Cash and equivalents, end of period	$—	$16.8	$5.1	$35.6	$—	$57.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We produce carbon, stainless and electrical flat-rolled steels, manufacture carbon and stainless tubular steel products, and provide die design, tooling and hot- and cold-stamping of automotive components. We are the only steelmaker in North America that can produce all three major categories of flat-rolled steels—namely carbon, stainless and electrical. In addition, we are the only domestic producer of flat-rolled steels that operates both blast furnaces and electric arc furnaces, providing us operational flexibility and the opportunity to innovate across markets and within our product portfolios.

We operate eight steelmaking and finishing plants, two coke plants, a metallurgical coal production facility, three tube manufacturing plants and eight tooling and stamping operations in the United States, Canada and Mexico. Our steelmaking operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels. Through our subsidiaries, we also provide customer solutions with carbon and stainless steel tubing products, die design and tooling, and hot and cold stamping. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

We sell our products to customers in three broad market categories: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters. Our welded carbon and stainless steel tubing products and stamped components are sold to the automotive, large truck, industrial and construction markets. Our die design, tooling, and hot and cold stamping are primarily used in the North American automotive market. We sell our carbon steel products principally to North American-based customers and our electrical and stainless steel products to both domestic- and foreign-based customers.

Precision Partners Acquisition

On August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides engineering, tooling, die design and hot- and cold-stamped steel component manufacturing for the automotive market. Our third quarter 2017 results include the effects of the acquisition and Precision Partners’ operations for the period from August 4, 2017 through September 30, 2017, affecting the comparability to prior periods. See Acquisition of Precision Partners for more information.

Overview

In the third quarter of 2017, we continued to focus on selling higher-value carbon, stainless and electrical steels and realized the effects of a better pricing environment. However, the impact of lower automotive production rates and higher raw material costs unfavorably affected our financial results for the third quarter of 2017 compared to the third quarter of 2016. Our net loss attributable to AK Holding was $5.8, or $0.02 per diluted share of common stock, in the third quarter of 2017, as compared to net income attributable to AK Holding of $50.9, or $0.21 per diluted share, in the third quarter of 2016.

Net sales for the third quarter of 2017 increased 3% to $1,494.3, compared to net sales of $1,452.9 in the third quarter of 2016. Flat-rolled steel shipments of 1,368,600 tons for the third quarter of 2017 were 2% lower than the same quarter a year ago, primarily as a result of a decrease in automotive market demand. Average selling price per flat-rolled ton increased 2% to $1,021 from $1,001 in the same quarter a year ago, primarily as a result of higher average selling prices on both contract and spot market sales and higher surcharges on specialty steel products. Revenues for the third quarter of 2017 also included net sales of Precision Partners following the August 4, 2017 acquisition.

Third quarter 2017 adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) of $69.2, or 4.6% of net sales, was affected by several items, including lower automotive shipments and higher raw material costs. Additionally, the third quarter included $4.7 of expense related to the acquisition of Precision Partners and $8.4 of expense related to refinancing long-term debt. We recorded a LIFO charge of $49.0 in the third quarter of 2017, which was a $73.2 negative impact as compared to a LIFO credit of $24.2 in the third quarter of 2016. Included in adjusted EBITDA for the third quarter of 2017, were mark-to-market gains of $4.0 from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. Not included in third quarter of 2017 adjusted EBITDA were $9.3 of settled iron ore derivative gains, as these gains were recognized in our income statements in prior periods. Adjusted EBITDA was $156.6, or 10.8% of net sales, for the third quarter of 2016.

In September 2017, we entered into a new $1,350.0 revolving credit facility (the “Credit Facility”), which expires in September 2022. The new Credit Facility replaced our previous $1,500.0 revolving credit facility, which was set to expire in

March 2019, and provides us a continued source of liquidity at lower interest rates and fees. We ended the third quarter of 2017 with total liquidity of $929.5, consisting of cash and cash equivalents and $865.3 of availability under our Credit Facility. The decrease from total liquidity of $1,353.8 at December 31, 2016, is primarily due to the $360.9 acquisition of Precision Partners, net of cash acquired, the repayment of $129.6 of principal amount of long-term debt and a temporary increase in inventory in advance of major planned maintenance outages at our Middletown and Mansfield Works in late third quarter and fourth quarter of 2017, partially offset by an increase in liquidity from cash generated from operations.

Steel Shipments

Total shipments of flat-rolled steel were 1,368,600 tons and 1,397,900 tons for the three months ended September 30, 2017 and 2016. Total shipments of flat-rolled steel were 4,259,100 tons and 4,550,900 tons for the nine months ended September 30, 2017, and 2016. The decrease in shipments during the three months ended September 30, 2017, was primarily a result of softer demand in the automotive market from the same period in 2016. For the nine months ended September 30, 2017, total shipments declined as a result of a decrease in automotive demand from our record high shipments to that market in 2016 and our reduced production of commodity grades of carbon steels. Shipments of flat-rolled steel by product category for the nine months ended September 30, 2017 and 2016, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category
Nine Months Ended September 30,

Net Sales

Net sales for the three months ended September 30, 2017 of $1,494.3 were 3% higher than net sales of $1,452.9 for the three months ended September 30, 2016, despite the lower shipments. Net sales for the nine months ended September 30, 2017 of $4,584.9 were 3% higher than net sales of $4,463.9 for the nine months ended September 30, 2016. The average flat-rolled selling price increased 2% to $1,021 in the third quarter of 2017 from $1,001 in the third quarter of 2016, primarily from higher prices on both contract and spot market sales and higher surcharges on specialty steel products. The average flat-rolled selling price for the nine months ended September 30, 2017 of $1,022 per ton was 8% higher than our average selling price of $946 per ton for the nine months ended September 30, 2016, reflecting our strategy of producing and selling higher-value carbon, stainless and electrical steels, higher prices on both contract and spot market sales, and higher surcharges on specialty steel products. Revenues for 2017 also included net sales of Precision Partners following the August 4, 2017 acquisition.

Net sales to customers outside the United States for the three and nine months ended September 30, 2017 were $159.4 and $472.2, compared to $154.2 and $504.0 for the corresponding periods in 2016. The decline was primarily due to lower international sales of electrical steel.

The following table presents the percentage of net sales to each of our markets:

	Nine Months Ended September 30,
Market	2017	2016
Automotive	65%	67%
Infrastructure and Manufacturing	16%	16%
Distributors and Converters	19%	17%

Cost of Products Sold

Cost of products sold was $1,347.0 for the three months ended September 30, 2017, an increase from $1,194.1 for the three months ended September 30, 2016, primarily driven by an increase in costs for raw materials, especially scrap, chrome and other alloys. Cost of products sold was $4,001.5 for the nine months ended September 30, 2017, an increase from $3,884.6 for the nine months ended September 30, 2016, principally due to higher costs for energy and raw materials, particularly scrap and alloys.

Cost of products sold as a percentage of sales increased to 90.1% for the three months ended September 30, 2017 from 82.2% in the three months ended September 30, 2016. For the nine months ended September 30, 2017, cost of products sold as a percentage of sales was slightly higher at 87.3% as compared to 87.0% for the corresponding period in 2016. We recorded LIFO charges of $49.0 and $108.3 for the three and nine months ended September 30, 2017, compared to LIFO credits of $24.2 and $15.8 for the corresponding periods in 2016 due to increasing costs for raw materials in 2017 as compared to decreasing costs for raw materials in 2016. Planned maintenance outage costs were $8.5 and $38.2 in the three and nine months ended September 30, 2017, compared to $16.9 and $40.0 for the corresponding periods in 2016. Cost of products sold for the nine months ended September 30, 2017 included a benefit of $10.1 related to refundable state incentive credits for the 2015 and 2016 years that became realizable during the second quarter of 2017.

We have observed rapidly rising costs for graphite electrodes through the second and third quarters of 2017 and believe increasing costs are likely to continue into 2018 until supply side factors are resolved. Because we and other stainless steel producers use graphite electrodes to produce stainless steel products, the rising electrode costs can have a detrimental impact on financial results. Therefore, we announced in October 2017 that we intend to implement an electrode surcharge for stainless steel products.

We recorded mark-to-market gains of $4.0 and $11.9 for the three and nine months ended September 30, 2017, from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. Not included in the results for the three and nine months ended September 30, 2017, were gains of $9.3 and $29.6 for settled iron ore derivative contracts that had been recognized in our financial results in prior periods. In the third quarter of 2016, we reclassified $1.7 of gains from accumulated other comprehensive income into cost of products sold due to discontinued hedge accounting treatment.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2017 were $67.7 and $204.0, compared to $80.0 and $205.7 for the corresponding periods in 2016. Selling and administrative expenses for the third quarter of 2016 reflected higher variable compensation expense based on our performance in that quarter. Included in selling and administrative expenses for the three and nine months ended September 30, 2017, were acquisition costs of $4.7 and $6.2 related to the Precision Partners acquisition.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2017 was $58.0 and $168.2, compared to $53.7 and $161.7 for the three and nine months ended September 30, 2016. The increases were primarily a result of the Precision Partners acquisition.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income was $16.2 and $48.6 for the three and nine months ended September 30, 2017, compared to $5.7 and $29.5 for the corresponding periods in 2016. The increases in income were principally a result of lower amortization of unrealized actuarial losses.

Operating Profit

Operating profit was $37.8 and $259.8 for the three and nine months ended September 30, 2017, compared to $130.8 and $241.4 for the three and nine months ended September 30, 2016. Included in operating profit was $17.1 and $48.6 related to SunCoke Middletown for the three and nine months ended September 30, 2017, compared to $17.9 and $52.5 for the corresponding periods in 2016.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 was $37.5 and $115.1, compared to $40.3 and $124.5 for the same periods in 2016. The decreases from 2016 were primarily related to lower average debt obligations in 2017 compared to 2016, reflecting our successful actions to reduce debt balances with the proceeds from two equity offerings and by refinancing debt with lower interest rates while extending maturities.

Other Income (Expense)

Other income (expense) was $(7.8) and $(19.2) for the three and nine months ended September 30, 2017, compared to other income (expense) of $(7.0) and $(5.6) for the three and nine months ended September 30, 2016. The differences were principally due to expenses of $8.4 and $21.5 that we incurred in connection with the retirement of debt in the three and nine months ended September 30, 2017, as compared to $6.8 and $9.4 of expenses that we incurred in connection with the retirement of debt in the corresponding periods in 2016.

Income Tax Expense (Benefit)

Income taxes recorded through September 30, 2017 and 2016, were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income, the expected change in the valuation allowance and the projected change in value of our identified tax-planning strategy, which is determined based on year-to-date changes in the LIFO reserve. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance and tax planning strategy, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. We estimated the change in valuation allowances required based on our year-to-date financial results and the change in value of the identified tax-planning strategy. In addition, the change in valuation allowance for the nine months ended September 30, 2016 includes a $5.1 benefit related to the realizability of certain alternative minimum tax credits.

Net Income (Loss) Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported net loss attributable to AK Holding of $5.8, or $0.02 per diluted share, for the three months ended September 30, 2017, compared to net income attributable to AK Holding of $50.9, or $0.21 per diluted share, for the three months ended September 30, 2016. We reported net income attributable to AK Holding of $117.9, or $0.37 per diluted share, for the nine months ended September 30, 2017, compared to net income attributable to AK Holding of $54.6, or $0.26 per diluted share, for the nine months ended September 30, 2016.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $69.2, or 4.6% of net sales, for the three months ended September 30, 2017, was lower than adjusted EBITDA of $156.6, or 10.8% of net sales, for the three months ended September 30, 2016. Adjusted EBITDA of $354.1, or 7.7% of net sales, for the nine months ended September 30, 2017, was higher than adjusted EBITDA of $337.0, or 7.5% of net sales, for the nine months ended September 30, 2016.

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

Neither current nor potential investors in our securities should rely on adjusted EBITDA or adjusted EBITDA margin as a substitute for any GAAP financial measure, and we encourage current and potential investors to review the following reconciliations of adjusted EBITDA.

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to AK Holding	$(5.8)	$50.9	$117.9	$54.6
Net income attributable to noncontrolling interests	17.1	18.0	48.5	52.6
Income tax expense (benefit)	(18.8)	14.6	(40.9)	4.1
Interest expense	37.5	40.3	115.1	124.5
Interest income	(0.5)	(0.3)	(1.3)	(1.2)
Depreciation	58.0	53.7	168.2	161.7
Amortization	2.8	1.1	7.6	4.2
EBITDA	90.3	178.3	415.1	400.5
Less: EBITDA of noncontrolling interests (a)	21.1	21.7	61.0	63.5
Adjusted EBITDA (b)	$69.2	$156.6	$354.1	$337.0
Adjusted EBITDA margin	4.6%	10.8%	7.7%	7.5%

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to noncontrolling interests	$17.1	$18.0	$48.5	$52.6
Depreciation	4.0	3.7	12.5	10.9
EBITDA of noncontrolling interests	$21.1	$21.7	$61.0	$63.5

(b)
Included in adjusted EBITDA for the September 30, 2017, were $4.0 and $11.9 of unrealized gains on iron ore derivatives. See Note 13 to the condensed consolidated financial statements for additional information.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our fourth quarter 2017 outlook. Those factors include the following:

1.
We expect marginally lower shipments in the fourth quarter compared to the third quarter of 2017 as shipments into the automotive market are expected to be slightly lower as automakers continue to balance inventory levels with demand. In addition we expect a marginal decline in shipments to the infrastructure and manufacturing market as customers manage year-end inventory levels.

2.
We currently estimate that the average selling price per flat-rolled ton will be marginally lower in the fourth quarter than in the third quarter. The anticipated decrease in average selling price primarily reflects the impact of lower shipments to the automotive market.

3.
As previously disclosed, our Middletown Works had significant planned maintenance outages scheduled for the third and fourth quarters. To date, we have completed most of the planned outages and will complete the remainder of the planned maintenance outage at the electrogalvanizing line later in the fourth quarter. Planned maintenance outage costs are expected to be approximately $50.0 in the fourth quarter of 2017, compared to $8.5 in the third quarter.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors, including developments in the domestic and global economies, in our business, in the businesses of our customers, suppliers and competitors, and the impact of unrealized mark-to-market changes in our iron ore derivatives. Under our method of accounting for pension and other postretirement benefit plans, we recognize into income, typically as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond our control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience. In any given year, we are unable to reliably forecast or predict whether we will incur corridor adjustments or, if we do, what the magnitude of those adjustments will be. Therefore, our outlook may change as a result of those and other factors.

Liquidity and Capital Resources

In September 2017, we entered into a new $1,350.0 revolving credit facility that expires in September 2022. The Credit Facility replaced our previous $1,500.0 revolving credit facility, which was set to expire in March 2019, and is secured by the same classes of assets as the Replaced Credit Facility. We elected to reduce the size of the Credit Facility in order to match our ongoing business and operations needs and the amount of expected collateral available in the future to support borrowings. At September 30, 2017, we had total liquidity of $929.5, consisting of $64.2 of cash and cash equivalents and $865.3 of availability under the Credit Facility. At September 30, 2017, our eligible collateral, after application of advance rates, was in excess of $1,350.0. At September 30, 2017, we had $415.0 of outstanding borrowings under the Credit Facility, and $69.7 of outstanding letters of credit that reduced availability. During the nine months ended September 30, 2017, our borrowings from the Credit Facility ranged from zero to $485.0, with outstanding borrowings averaging $77.1 per day. We may use the Credit Facility from time to time to fund requirements for working capital, capital investments, other investments and general corporate purposes. We initially funded the acquisition of Precision Partners with cash on hand and borrowings under the Credit Facility. Consolidated cash and cash equivalents of $69.3 at September 30, 2017, included $5.1 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

While we initially financed the Precision Partners acquisition with borrowings under our Credit Facility, as part of our commitment to prudently manage our balance sheet and maintain current credit metrics we intend to ultimately finance a portion of the acquisition with proceeds from the sale of equity securities, depending on capital market conditions. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we had $865.3 of availability under our Credit Facility as of September 30, 2017. In addition, we regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions to be favorable. We have no scheduled debt maturities until November 2019, when our $150.0 of Exchangeable Notes are due. In addition, our Credit Facility does not expire until September 2022, when we will need to repay or refinance any outstanding balance. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

Cash from operations totaled $154.0 for the nine months ended September 30, 2017. This total included cash generated by SunCoke Middletown of $59.2, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash generated from normal business activities, partially offset by a temporary increase in inventory.

Investing and Financing Activities

During the nine months ended September 30, 2017, net cash used for investing activities totaled $445.4, primarily due to the $360.9 acquisition of Precision Partners, net of cash acquired, and capital investments of $88.7. We anticipate 2017 capital investments of $140.0 to $160.0. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility.

During the nine months ended September 30, 2017, net cash generated by financing activities was $187.5, which included $415.0 of borrowings under the Credit Facility used to initially fund the acquisition of Precision Partners and for working capital purposes, partially offset by the net retirement of long-term debt of $141.8 and costs for the issuance of new long-term debt of $25.0 and distributions from SunCoke Middletown to its noncontrolling interest owners of $58.2. During 2017, we issued $400.0 in principal amount of 7.00% 2027 Notes and repaid $529.8 in principal amount of the 7.625% 2020 Notes, and issued $280.0 in principal amount of 6.375% 2025 Notes and repaid $279.8 in principal amount of the 8.375% 2022 Notes. As a result of these two long-term debt refinancing transactions, we reduced our outstanding senior unsecured notes by $129.8, lowered our annual interest payments by approximately $18.0 and extended our debt maturities.

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

The Credit Facility contains customary restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the Credit Facility requires us to maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $135.0. Our availability under the Credit Facility significantly exceeded $135.0 at September 30, 2017.

We do not expect any of these restrictions to affect or limit our ability to conduct our business in the ordinary course. During the period, we were in compliance with all the terms and conditions of our debt agreements.

Employee Benefit Obligations

We are required to contribute $44.1 to the master pension trust during 2017, of which $38.1 was contributed through September 30, 2017 and the remaining $6.0 was contributed in October 2017. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $60.0 in 2018 and $75.0 in 2019. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Innovation and Product Development

Over the last several years, we have been increasing our investment in research and innovation to create new opportunities for achieving competitive advantages. One of our principal strategies is to produce differentiated products to serve the current needs of our customers and address the future challenges they will face.

Specialty Steel

We continue to develop new and improved specialty stainless and electrical steels for expanding applications in electrical power transmission and distribution networks, automotive and other markets. In May 2017, the U.S. Department of Energy

(“DOE”) selected AK Steel to receive an award under the Advanced Manufacturing Office’s Next Generation Electric Machines program to develop the next generation of advanced, non-oriented electrical steels (“NOES”) for motors used in a wide variety of industrial and automotive applications, including hybrid/electric vehicles (“H/EVs”). The three-year project will be conducted in collaboration with the DOE, Oak Ridge National Laboratory’s Power Electronics and Electric Machinery Research Center, and Regal Beloit Corporation, a leading manufacturer of electric motors and motion control products. We will receive up to $1.8 to jointly develop an innovative motor design with high-alloy NOES with a goal to achieve an efficiency improvement of more than 30% when compared to existing motor designs. While the program targets a vast array of industrial motors, pumps and generators, H/EVs represent one of the fastest growing markets for NOES. Many motors used in H/EVs being sold in the U.S. today are imported from foreign suppliers, but a trend toward local sourcing and manufacturing appears to be underway. We believe this project will build on our strong foundation of collaboration with automotive manufacturers to develop the most efficient motor designs available in the world.

Our research and innovation team is developing new products to expand the steel solutions we offer to our customers for applications in both new and existing markets. For example, we are developing steels with specialized finishes and colors for use in the architectural and appliance markets, which provide differentiation and cost savings solutions for our customers. We are also working with our automotive customers and their exhaust system suppliers in the development of new stainless steel products that meet the high-temperature performance requirements driven by improved engines to meet the CAFE standards..

Press Hardenable Steel (“PHS”)

We continue to develop innovative PHS products that achieve lightweighting solutions for our customers. For example, our ULTRALUME® PHS is an aluminum-silicon alloy coated steel that our customers depend on for high-strength parts with complex geometries. These steels enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements. In addition, our acquisition of Precision Partners strategically advances our mission to innovate in the high-growth automotive lightweighting space and enhance our position in hot stamping technology.

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

In the fourth quarter of 2016, we completed a significant upgrade of our state-of-the-art continuous galvanizing line at our Dearborn Works facility. Enhanced furnace technology and modifications to the line’s configuration now provide us the additional capability to utilize the line as a continuous anneal line. This upgrade equips us to produce both coated and cold-rolled Next-Generation AHSS products on the same line. With these modifications now complete, we recently introduced our NEXMET 1000 and NEXMET 1200 AHSS products, which enable our customers to achieve significant lightweighting and optimization of unexposed automobile structures. Demonstration samples of coated NEXMET 1000 and NEXMET 1200 AHSS products were supplied to numerous automotive customers earlier in 2017 as a key step in the material qualification process. The combination of Precision Partners’ cold stamping capabilities with AK Steel’s new product introductions enhances our ability to deliver innovative, lightweighting solutions for our customers.

Third-Generation Advanced High Strength Steel (“3rd Gen AHSS”)

Looking beyond Next-Generation AHSS products, we continue to push our innovation efforts toward groundbreaking steel technologies, including collaborations with other companies, such as The NanoSteel Company. During 2016, we delivered NanoSteel® NXG™ 1200, a 3rd Gen AHSS, to several automotive for testing and evaluation. This 3rd Gen AHSS solution, produced at our facilities using proprietary production methods, possesses a unique combination of high ultimate tensile strength and high material formability, which we believe represents a leap in performance over many other AHSS products. We anticipate that Next-Generation and 3rd Gen AHSS products will enable automotive manufacturers to stamp and form lightweight parts using traditional manufacturing methods.

Corporate Average Fuel Economy (“CAFE”) Standards

Our extensive product portfolio, encompassing carbon, stainless and electrical steel products, positions us to collaborate with automotive manufacturers to assist their ongoing efforts to meet future CAFE requirements. The CAFE standards generally require automobile manufacturers to meet an average fuel economy of 54.5 miles per gallon across the fleet of vehicles they produce by the year 2025, with certain milestones in the interim periods. We are working very closely with our automotive customers and their suppliers to develop and produce a variety of products across our portfolio to support their achievement of these CAFE standards. For example, these efforts include the development of:

•	Electrical steels to further enhance efficiency for motors in the next generations of H/EVs;

•	Stainless steels with improved thermal fatigue and corrosion resistance for use in exhaust systems associated with higher temperature engines that provide increased fuel economy;

•	Next-Generation AHSS and 3rd Gen AHSS with high strength and formability, which are intended to provide manufacturers significant opportunities for lightweighting, at a lower cost than aluminum; and

•
PHS with higher strengths and improved ductility, which is used in hot stamping applications to produce complex geometries for improved crash performance in safety critical components, while also enabling further lightweighting efforts.

In addition to these actions, we are also working with trade organizations to educate stakeholders on the need to evaluate the carbon footprint of alternative materials in relation to steel. We believe the production of steel generates significantly less greenhouse gas emissions than the production processes of competing materials for automotive applications. In addition, steel has higher recyclability than competing materials and is the world’s most recycled material. As such, we believe that steel is more environmentally responsible than alternative materials, including aluminum and carbon fiber.

Acquisition of Precision Partners

On August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides engineering, tooling, die design and hot- and cold-stamped steel components for the automotive market. Founded in 1955, Precision Partners is headquartered in Ontario, Canada, and has more than 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. Precision Partners specializes in manufacturing lightweight, complex components and assemblies, and it offers a broad portfolio of highly-engineered solutions. Among other benefits, we believe this strategic acquisition will:

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

With our acquisition of Precision Partners, we have added a well-respected Tier 2 supplier to our core automotive market whose business has commanded higher margins with less capital intensity. Importantly, we believe that our addition of Precision Partners has the potential to be disruptive in terms of driving broader and more accelerated adoption of AK Steel’s innovative steel products by automotive manufacturers and their Tier 1 suppliers. AK Steel and Precision Partners have already begun numerous collaboration projects aimed at achieving this goal, as Precision Partners’ expertise in tool and die design and stamping capabilities have allowed us to deliver to customers fully formed prototypes of automotive components utilizing AK Steel’s innovative steel products. As such, we are now able to provide true component solutions through prototype automotive parts, rather than attempting to showcase our advanced steels to customers through computer models and flat-rolled steel samples, as in the past. This approach has and will continue to demonstrate to customers that they can significantly lightweight automotive parts on an accelerated timeline by using AK Steel’s high-strength, highly formable grades of steel in place of traditional lower-strength grades. In addition, these collaborative projects are enhancing Precision Partners’ knowledge and experience in die design, tooling and stamping of new, advanced grades of steel, enabling them to provide expert solutions to automotive customers now and in the future.

New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to Note 16 of the condensed consolidated financial statements.

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

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors. Such factors that could cause our actual results and financial condition to differ materially from the results contemplated by such forward-looking statements include reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; domestic and global steel overcapacity; changes in the cost of raw materials and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; our significant proportion of sales to the automotive market; reduced demand in key product markets due to competition from aluminum and other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital and banking markets; our use of derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats and cybercrime; that we will not integrate Precision Partners successfully; and that potential growth opportunities, accretion to earnings and cash flow and other anticipated benefits and opportunities from the Precision Partners acquisition, such as providing enhanced customer solutions and accelerated research and innovation, may not be fully realized or may take longer to realize than expected; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

As such, we caution readers not to place undue reliance on forward-looking statements, which speak only to our plans, assumptions and expectations as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

With the acquisition of Precision Partners, we have foreign currency exchange risk associated with Canadian operations denominated in Canadian dollars. We plan to use forward currency contracts and options to manage exposures to certain of these currency price fluctuations. There have been no other significant changes in our exposures to market risk since December 31, 2016. See Item 3. Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K for a discussion on our exposures to market risk.

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

Item 1A. Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the principal risk factors that could impact our results in our 2016 Form 10-K and supplemented them in our second quarter 2017 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 2017	2,488	$6.08	—
August 2017	—	—	—
September 2017	—	—	—
Total	2,488	6.08	—	$125.6

(a)
Employees may have us withhold shares to pay federal, state and local taxes due upon the vesting of restricted stock or performance shares under the terms of the AK Steel Holding Corporation Stock Incentive Plan. In this event, the withheld shares have a fair market value equal to the minimum statutory withholding rate that tax authorities could impose on the transaction. We repurchase the withheld shares at the quoted average of the reported high and low sales prices on the day we withhold the shares.

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
4.1
Eighth Supplemental Indenture, dated as of August 9, 2017, among AK Steel Corporation, as issuer, the guarantors named therein and U.S. Bank National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 9, 2017)

*10.1
Second Amended and Restated Loan and Security Agreement, dated as of September 13, 2017, among AK Steel Corporation, as Borrower, the guarantors named therein, certain financial institutions, as Lenders, and Bank of America, N.A., as agent for the Lenders.

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 3, 2017	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	November 3, 2017	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer