Form 10-K
period 2017-12-31
AK STEEL HOLDING CORP
filed 2018-02-15
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017
OR
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

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2017: $2,056,142,010
There were 315,283,596 shares of common stock outstanding as of February 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2017.

AK Steel Holding Corporation

-i-

(Dollars in millions, except per share and per ton amounts or as otherwise specifically noted)

PART I

Item 1.	Business.

Overview

AK Steel Holding Corporation (“AK Holding”) was formed under the laws of Delaware in 1993. Through its wholly owned subsidiary, AK Steel Corporation (“AK Steel”), it is a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, electrical power generation and distribution markets. AK Holding’s subsidiaries also provide customer solutions with carbon and stainless steel tubing products, tool design, hot- and cold-stamped steel components and assemblies. AK Steel is the successor to Armco Inc., and has built upon Armco’s rich history of creating leading-edge steel innovations since its formation in 1899. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries.

Our mission is to create innovative, high-quality steel solutions for our customers in a safe, responsible and profitable manner, and our key values of safety, quality, productivity and innovation, along with environmental responsibility and sustainability, are the foundation of our mission. Our approximately 9,200 employees at manufacturing operations across seven states in the eastern U.S., as well as in Canada and Mexico, continue our legacy of innovation and operational excellence across markets and within our product portfolios to meet and surpass our customers’ needs for high-value steel products. We are the only steelmaker in North America that can produce all three major categories of flat-rolled steels—carbon, stainless and electrical. In 2017, we enhanced our portfolio of steel solutions by acquiring PPHC Holdings, LLC (“Precision Partners”), which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. In 2014, we acquired Severstal Dearborn, LLC, which primarily consisted of the integrated steelmaking assets located in Dearborn, Michigan, and the Mountain State Carbon, LLC cokemaking facility located in Follansbee, West Virginia.

Customers and Markets

We target customers who require the most technically demanding, highest-quality steel products, precise “just-in-time” delivery, technical support and product development assistance. Our enhanced product quality and delivery capabilities, as well as our emphasis on collaborative customer technical support and product planning, are critical factors in our ability to serve our customer markets. Our strategy is to focus on markets for our steel products that deliver higher margins, where possible, and reduce amounts sold into the lower margin steel spot markets, which have experienced substantial volatility in pricing over the past several years primarily as a result of the impact of low-priced, unfairly traded imports of foreign steel.

We sell our products to customers in three broad market categories: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters. The following table presents the percentage of our net sales to each of these markets:

Market	2017	2016	2015
Automotive	65%	66%	60%
Infrastructure and Manufacturing	16%	16%	16%
Distributors and Converters	19%	18%	24%

We sold approximately 70% of our flat-rolled steel shipments in 2017 under fixed base price contracts. These contracts are typically for one year and expire at various times throughout the year. Some of these contracts have a surcharge mechanism that passes through certain changes in input costs. We sold the remainder of our flat-rolled steel shipments in 2017 into the spot market at prevailing market prices or under annual contracts that have pricing provisions that are typically linked to a steel index with price adjustments based on a previous monthly or quarterly reference point.

Automotive Market

The automotive industry is our core market. We aim to address the principal needs of major automotive manufacturers and their suppliers, as we specialize in producing hard-to-make, high-quality steel products combined with demanding delivery performance, customer technical support and collaborative efforts to develop breakthrough solutions to help our customers meet their product requirements. In addition, many competitors do not have the capability to supply all of the products that we make for our automotive customers, such as steel for exposed automotive applications, the most advanced grades of advanced high strength steels (“AHSS”) and value-added stainless chrome products. The exacting requirements for servicing the automotive market generally enable us to obtain higher selling prices than sales of more commodity types of carbon and stainless steels to other markets.

In light of the automotive market’s importance to us, North American light vehicle production has a significant impact on our total sales and shipments. North American light vehicle production for 2017 declined slightly to approximately 17.1 million units, representing a 3% decrease from the prior year. However, production declined more in the United States and Canada, where most of our steel is used. Demand for SUVs, crossovers and larger vehicles continued to increase while demand for smaller sedans and compact cars declined, and we benefited from intentionally targeting larger vehicle platforms to take advantage of the trend. In addition to benefiting from our exposure to consumers’ strong demand for larger vehicles, these vehicles also typically contain a higher volume of steel than smaller sedans and compact cars, providing us the opportunity to sell a greater proportion of our steel products to our automotive customers. Reflecting our concentration in the automotive industry, Ford Motor Company accounted for 12% of our net sales in each of 2017 and 2016, with FCA US LLC (an affiliate of Fiat Chrysler Automobiles N.V.) accounting for 11% of our net sales in 2016 but less than 10% of net sales in 2017. No other customer represented more than 10% of our net sales in either year.

Automotive manufacturers are under pressure to achieve heightened federally mandated fuel economy standards through 2025 (the Corporate Average Fuel Economy, or “CAFE,” standards). The CAFE standards generally require automobile manufacturers to meet an average fuel economy goal of 54.5 miles per gallon across the fleet of vehicles they produce by the year 2025, with certain milestones to be met in interim periods. As a result, our automotive customers are currently exploring various avenues for achieving the standards, including lightweighting of components and developing more efficient engines. Lightweighting efforts include testing alternatives to traditional carbon steels, such as AHSS, aluminum and other materials. This could reduce the aggregate volume of steel consumed by the automotive industry and impact our share of that volume. However, we believe there will be an increase in the demand for current and next-generation AHSS and our AHSS and other innovative steels will command values that will be margin enhancing. Therefore, we are working very closely with our automotive customers and their suppliers to develop innovative solutions using our developments in lightweighting, efficiency, strength, ductility and formability across our extensive product portfolio, in combination with our stamping capabilities. We are also working with our customers to develop heat-resistant steels for exhaust systems that can accommodate new engines running at higher temperatures to increase fuel economy.

Automotive manufacturers have also been increasing their development of hybrid/electric vehicles (“H/EVs”) in order to respond to the CAFE standards and growing customer acceptance of H/EVs. Many motors used in H/EVs being sold in the U.S. today are imported from foreign suppliers, but a trend toward local sourcing and manufacturing appears to be underway. We believe our strong foundation in electrical steels and collaboration with automotive manufacturers will provide us with an advantage in this market as it grows and matures in the future.

Infrastructure and Manufacturing Market

The infrastructure and manufacturing market primarily represents sales to manufacturers of power transmission and distribution transformers, who produce equipment for the electrical grid, as well as manufacturers of heating, ventilation and air conditioning equipment and appliances. Domestic construction activity and the replacement of aging infrastructure directly affects sales of our carbon, stainless and electrical steel products, particularly for grain-oriented electrical steel (“GOES”). Housing starts in the U.S. improved approximately 2% over the prior year, and we expect a general lift in demand for a variety of our steel products as new construction accelerates. Over a longer timeframe, we believe that the growth of H/EVs may drive higher demand for GOES to use in the electrical infrastructure necessary to support the charging needs for this additional demand for electricity.

In January 2016, new higher efficiency standards for electrical distribution transformers went into effect in the United States, which strengthened the domestic demand for GOES products. However, electrical steel pricing declined in many international markets, which resulted in GOES imports into the U.S. doubling in 2017 from 2016 and suppressing domestic electrical steel pricing in 2017. We continue to assess various alternatives to ensure that foreign producers of GOES are required to comply with U.S. trade laws, including encouraging the vigorous enforcement of existing laws and regulations.

Distributors and Converters Market

Steel distributors and converters typically source from the commodity carbon, stainless and electrical spot markets. Demand and pricing can be highly dependent on a variety of factors outside of our control, including global and domestic capacity of commodity steel products, the relative health of countries’ economies and whether they are consuming or exporting excess steel capacity, the nature of international trade agreements and international currencies, in addition to other factors, and therefore are subject to a high degree of volatility. Because of this volatility and our strategy to rationalize sales of unprofitable business, we have been reducing our exposure to this market.

Geographic Presence

We sell our carbon steel products principally to customers in North America, and we sell our electrical and stainless steel products primarily in North America and Europe. Our customer base is geographically diverse and there is no single country outside the U.S. where our sales are material compared to our total net sales. Our material long-lived assets are located in the United States and Canada. The following shows net sales by geographic area and as a percentage of worldwide net sales:

	2017		2016		2015
Geographic Area	Net Sales	%	Net Sales	%	Net Sales	%
United States	$5,453.4	90%	$5,226.9	89%	$5,837.2	87%
Foreign countries	627.1	10%	655.6	11%	855.7	13%
Total	$6,080.5	100%	$5,882.5	100%	$6,692.9	100%

Research, Innovation and Product Development

Our vision is to create innovative steel products and processes that surpass our customers’ needs today and for the future. Our product portfolio includes all the major categories of flat-rolled steel—carbon, stainless and electrical—and carbon and stainless tubular products. We are unwavering in our quality expectations, and we take a planned approach to continuously improve our products, processes and services. This approach is key to our strategic partnerships with our customers and earns awards from them, like the “Raw Material Supplier of the Year” award for 2017 from FCA US LLC. The award recognizes companies that have shown extraordinary commitment to innovation, quality, warranty, cost, delivery and FCA’s foundational principles, and we were the only steel company to receive the award in 2017.

Providing new, innovative products and breakthrough solutions is a strategic priority, as we believe differentiation of higher value carbon, stainless and electrical steels to meet challenging applications enables us to maintain and enhance our margins. We conduct a broad range of research and development activities aimed at improving existing products and developing new products, and our tradition of leading steel innovation has produced a highly diversified flat-rolled steel product line. In recent years, we have increased our historic commitment to research and development with greater investment in research and innovation, both in personnel and capabilities. To support the cutting-edge efforts of our researchers and engineers, in 2016 we opened our new, state-of-the-art Research and Innovation Center in Middletown, Ohio.

Carbon Steel

We sell flat-rolled carbon steel products, consisting of premium-quality coated, cold-rolled, and hot-rolled carbon steel products, primarily to automotive manufacturers and their suppliers, as well as to customers in the infrastructure and manufacturing market. We also sell carbon steel products to distributors, service centers and converters, who may further process these products before reselling them. We are particularly focused on AHSS for the automotive market, and we produce virtually every AHSS grade that our customers currently need. Our automotive customers have incorporated into their products our AHSS grades, such as Dual Phase 780 and 980, for both stamped and roll-formed parts. In addition, we are currently the only domestic steel company that is marketing a groundbreaking third-generation AHSS product, which has unparalleled strength and formability attributes that may give automotive manufacturers unique opportunities for designing future vehicle platforms.

Looking forward, we have developed the next generation of AHSS with even greater strength and formability, and we believe that our addition of Precision Partners dramatically accelerates our efforts to drive adoption of our innovative steel products by automotive manufacturers and their Tier 1 suppliers. Our research and technical experts, along with Precision Partners’ engineers, have already begun numerous collaboration projects aimed at achieving this goal, as Precision Partners’ expertise in tool design and stamping capabilities has allowed us to deliver to customers fully formed prototypes of automotive components utilizing our innovative steel products. As such, we are now able to provide true component solutions through prototype automotive parts, rather than attempting to showcase our advanced steels to customers through computer models and flat-rolled steel samples, as in the past. This approach has and will continue to demonstrate to customers that they can significantly lightweight automotive parts on an accelerated timeline and in a cost-effective manner by using our high-strength, highly formable grades of steel in place of traditional lower-strength grades. In addition, these collaborative projects are enhancing Precision Partners’ knowledge and experience in tool design and build, and stamping of new, advanced grades of steel, enabling it to provide expert solutions to automotive customers now and in the future.

Press-Hardenable Steel

We continue to develop innovative press-hardenable steel (“PHS”) products for hot-stamping applications that achieve lightweighting solutions for our customers. Our ULTRALUME® PHS is an aluminized Type 1 heat-treatable boron steel our customers depend on when they require high-strength parts with complex geometries. These steels enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements. In addition, our acquisition of Precision Partners, which provides hot-stamping and advanced-engineered solutions and tool design and build solutions to automotive customers, strategically advances our mission to innovate in the high-growth automotive lightweighting space and helps enhance our position in hot-stamping technology.

Third-Generation Advanced High-Strength Steel

We continue to push our innovation efforts toward groundbreaking steel technologies. Our NEXMET™ 440EX product is intended for automotive manufacturers to use in surface-critical, exposed auto body panels. We introduced our NEXMET 1000 and NEXMET 1200 AHSS products to enable our customers to achieve significant lightweighting in their automobiles’ unexposed structural components. NEXMET 1200, for example, has better global formability than conventional dual phase 600 steel, at twice the strength level. These AHSS products allow automotive engineers to design lightweight parts that meet rigorous service and safety requirements. We supplied demonstration samples of coated NEXMET 1000 and NEXMET 1200 AHSS products to numerous automotive customers in 2017 as a key step in the material qualification process. The NEXMET family of steels helps our customers achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding significant capital costs required to re-design production facilities to use alternative materials in their vehicles. We introduced these solutions after completing a strategically vital upgrade of our state-of-the-art continuous galvanizing line at our Dearborn Works facility. Enhanced furnace technology and modifications to the line’s configuration expanded the line’s capabilities to enable it to also operate as a continuous anneal line.

We believe the combination of Precision Partners’ cold-stamping and advanced die-making capabilities, AK Tube LLC’s (“AK Tube”) advanced tubemaking capabilities and AK Steel’s new product introductions will enhance our ability to deliver innovative, lightweighting solutions for our customers. We anticipate that 3rd Gen AHSS products with high strength and formability will enable automotive manufacturers opportunities to stamp and form lightweight parts using traditional manufacturing methods, at a lower cost than aluminum or other materials.

Our innovation initiatives include collaborations with other companies, such as The NanoSteel Company. During 2016, we delivered NanoSteel® NXG™ 1200, a third-generation, advanced high-strength steel (“3rd Gen AHSS”), to several automotive manufacturers for testing and evaluation. This 3rd Gen AHSS solution, produced at our facilities using proprietary production methods, possesses a unique combination of high ultimate tensile strength and high material formability that we believe represents a leap in performance over many other AHSS products.

Specialty Stainless and Electrical Steel

We continue to develop new and improved specialty stainless and electrical steels for expanding applications in the automotive, infrastructure and manufacturing, and other markets. We are working with our automotive customers and their exhaust system suppliers to develop new stainless steels for exhaust systems that must support engines running at higher temperatures that are needed to achieve increased fuel economy. Our new steels’ capabilities demonstrate improved thermal fatigue and corrosion resistance. We are also developing innovative solutions for customers in other markets. For example, we are developing steels with specialized finishes and colors to provide differentiation and cost savings solutions for our customers in the architectural and appliance markets.

We are a global leader in producing the highest-quality electrical steel products, and our electrical steels are among the most energy efficient in the world. We sell our electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators, in the infrastructure and manufacturing markets. These customers desire the highest-quality electrical steels that provide the low core loss and high permeability required for more efficient and economical electrical transformers, which help to lower costs of electricity distribution.

We focus on the high-end of the electrical steel market, as GOES is technically challenging to produce and typically commands a higher selling price than grades of non-oriented electrical steel (“NOES”). We believe the superior efficiency of our GOES products is attractive to customers in markets with increasing efficiency standards, such as Europe and the United States.

In May 2017, the U.S. Department of Energy (“DOE”) selected AK Steel to receive an award under the Advanced Manufacturing Office’s Next Generation Electric Machines program to develop the next generation of advanced NOES for motors used in a wide variety of industrial and automotive applications. The three-year project will be conducted in collaboration with the DOE, Oak Ridge National Laboratory’s Power Electronics and Electric Machinery Research Center, and Regal Beloit Corporation, a leading manufacturer of electric motors and motion control products. We will receive up to $1.8 to jointly develop an innovative motor design with high-alloy NOES with a goal to achieve an efficiency improvement of more than 30% when compared to existing motor designs. While the program targets a vast array of industrial motors, pumps and generators, we intend to use the research from this project in NOES applications for H/EVs since they represent one of the fastest growing markets for NOES. This could be a transformational step forward if we are successful in this project as it would provide a substantial enhancement to the range of battery electric vehicles.

Sustainability

We are committed to operating in a sustainable manner. Beyond ensuring that we are acting responsibly to serve our communities and the environment, operating AK Steel sustainably also provides us opportunities to grow our business, increase customer collaboration and loyalty, attract, retain and motivate employees, and differentiate us from our steel and non-steel competitors. Steel is the most recycled material on the planet—more than aluminum, plastic, paper and glass combined each year—which provides a strong foundation for our sustainability efforts across the company.

Safety

The safety of our employees is a core value for us. Our occupational health and safety policies and programs are the cornerstone of our operating philosophy and are integrated into all of our daily operations and activities. We rigorously manage, control and focus on eliminating or minimizing potential exposure to the hazards associated with making and working with steel. Our low recordable injury rate, based on U.S. Occupational Safety and Health Administration (“OSHA”) criteria, reflects our effectiveness in protecting our employees. In 2017, three of our facilities operated with zero OSHA recordable injuries for the entire year, and five of our facilities operated with zero OSHA recordable injuries during the fourth quarter. We also consistently lead the U.S. steel industry in safety, outperforming the steel industry average injury frequencies for each of the last ten years, and we have received numerous awards recognizing our safety performance. For example, in 2017 our Coshocton Works and Zanesville Works both received the “Special Award for Safety” from the Ohio Bureau of Workers’ Compensation, division of Safety and Hygiene (“Ohio BWC”), recognizing more than 500,000 hours and at least six months without an injury resulting in a day or more away from work. In 2017, Zanesville Works also received the Ohio BWC’s “100% Award,” recognizing zero injuries or illnesses resulting in a day or more away from work during the previous year. Our 2017 performance at our steelmaking facilities (year-to-date through the third quarter, which is the latest industry information currently available), measured as the number of OSHA recordable injuries per 200,000 labor hours, was 0.34, which was more than four times better than the industry average. This 2017 performance was also an improvement over our 2016 OSHA recordable injury rate of 0.44 per 200,000 labor hours, which again led the domestic steel industry during that year.

Environmental Responsibility

We maintain an unwavering commitment to responsible environmental performance throughout our operations. In 2017 we experienced another year of outstanding environmental performance overall, as well as setting records at several of our individual facilities. Under the Clean Water Act, our steelmaking facilities recorded only two water discharge permit exceedances in 2017, which we believe was an all-time low for us. Under the Clean Air Act, in 2017 we recorded our lowest total number of Title V air permit deviations in the last five years. We are particularly proud of the achievements that we have made to improve the air permit performance of Dearborn Works since our acquisition. In 2013, the last year that Dearborn Works was operated under its former ownership and not AK Steel, it experienced over 24,000 air permit deviations. In 2017, the third full year of AK Steel’s ownership of Dearborn Works, it experienced only ten deviations. Although we strive for zero deviations at all of our facilities, this performance represents over a 99.9% improvement for air permit performance at Dearborn Works since we acquired the plant.

We believe that our strong environmental performance is a direct result of the proactive approach we take to environmental management and the close collaborative efforts that we undertake across the company. We target sustainable performance in all aspects of our operations, including continuous improvement in operations that include air, water and waste management. Our comprehensive environmental policy provides that we will:

•	commit the necessary resources to comply with all applicable environmental laws, regulations, permits and agreements applicable to us;

•	reduce environmental risks through operating practices and emergency preparedness programs;

•	encourage recycling, recovery and reuse of residual materials, as well as the reduction and prevention of emissions and releases when feasible;

•	participate in efforts to develop and implement environmental laws and regulations;

•	continually evaluate compliance with applicable environmental laws and regulations; and

•	strive for continually improving the effectiveness of our environmental management efforts.

Certain production units in our operations are inherently water-intensive. However, we continuously seek opportunities to reduce water usage and increase water reuse at our steelmaking plants. In addition, our steelmaking facilities are located near abundant sources of water and we do not believe that any of those operations are located in regions that experience high water stress.

The International Organization for Standardization (“ISO”) has certified all of our steelmaking plants with ISO 14001 environmental management certification, and our environmental affairs professionals oversee environmental compliance throughout our organization. We also invest heavily in equipment to help meet our environmental objectives. For example, in 2017, we spent $129.5 to operate and maintain our environmental controls and invested $6.8 in environmental projects.

Strategic Opportunities Related to Climate Change

Our strategy of creating new innovative steels and improving existing products enables us to contribute to carbon reduction efforts and the achievement of sustainability goals down the product supply chain. Innovative products in each of the carbon, stainless, electrical and tubular steel families further the sustainability goals of many of our customers. For example, in the automotive market our customers are benefiting from our carbon lightweighting solutions to meet their heightened fuel economy targets under the CAFE standards. We are also providing customers with stainless steel and tubular solutions that allow for greater heat resistance in vehicle exhaust systems, enabling exhaust systems to handle the higher engine exhaust temperatures needed for increased fuel economy. In addition, we continue to develop higher-efficiency NOES products for use in future H/EVs and GOES products for their required infrastructure, a market that we anticipate will grow over time. Our steels also contribute to sustainability goals beyond the automotive market. For instance, our GOES products are among the highest-efficiency electrical steels in the world. These GOES products provide low core loss and high permeability to move electricity across electrical grids in the U.S. and around the world more efficiently through better-performing electrical transformers.

While greenhouse gas emissions are a natural byproduct of steel manufacturing today, we continue to take steps to increase energy efficiency while remaining competitive in the global steel marketplace. For example, through the American Iron and Steel Institute (“AISI”), we participate in the DOE’s Climate VISION agreement. This program assists domestic steelmakers in their continued efforts to lead the global steel sector in voluntary emissions reductions. We are also a member of the federal ENERGY STAR program, which identifies and promotes energy-efficient products to help reduce greenhouse gas emissions. ENERGY STAR is a joint program of the EPA and DOE, helping businesses and consumers save money and protect the environment through energy-efficient products and practices. As with other companies engaged in the production of steel, certain aspects of our production process are carbon-intensive and current technology does not currently afford us the ability to dramatically lower our direct greenhouse gas emissions without significantly reducing the scope of our operations. However, we and other steel producers in the United States are actively participating in research and development to develop technology, processes and approaches to reduce emissions during the steelmaking processes, but these developments are likely to occur over the longer term.

In addition, the production phase of steelmaking is less carbon-intensive than the processes for producing certain other competing materials, such as aluminum. Thus, while the CAFE standards have motivated the use of aluminum in some vehicles to help achieve lightweighting goals, we intend to continue to educate governments, the automotive industry and other key stakeholders that steel is the most sustainable metal to reduce greenhouse gas emissions through the life cycle of a vehicle. These benefits are even greater for customers utilizing our advanced steel products for lightweighting.

Production Resources

Employees

Approximately 5,700 of our 9,200 employees are represented by labor unions. The labor contracts covering these represented employees expire between 2018 and 2021. See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

Raw Materials and Other Inputs

Our steel manufacturing operations require carbon and stainless steel scrap, coal, coke, chrome, iron ore, nickel and zinc as primary raw materials. We also use natural gas, electricity, electrodes and industrial gases. We typically purchase carbon and stainless steel scrap, natural gas, a substantial portion of our electricity and most other raw materials at prevailing market prices, which may fluctuate with market supply and demand. However, we make most of our purchases of iron ore, coke, industrial gases and a portion of our electricity at negotiated prices under annual or multi-year agreements with periodic price adjustments. We purchase substantially all our iron ore from one supplier under multi-year contracts. We typically purchase most of our metallurgical coal under annual fixed-price agreements, but we also obtain approximately 15% of our metallurgical coal needs from our own mine at AK Coal Resources, Inc. (“AK Coal”). Additionally, we may hedge portions of our energy and raw materials purchases to reduce volatility and risk, which is discussed in more detail in Quantitative and Qualitative Disclosures about Market Risk in Item 7A.

We also attempt to reduce the risk of future supply shortages and price volatility in other ways. If multi-year contracts are available in the marketplace, we may use these contracts to secure enough supply to satisfy our key raw material needs. When multi-year contracts are not available, or are not available on acceptable terms, we purchase the remainder of our raw materials needs under annual contracts or make spot purchases. We also regularly evaluate alternative sources and substitute materials. We believe that we have secured, or will be able to secure, adequate supply sources for our raw materials and energy requirements for 2018.

Competition

We principally compete with domestic and foreign producers of flat-rolled carbon, stainless and electrical steel, carbon and stainless tubular products, aluminum, carbon fiber, concrete and other materials that may be used as a substitute for flat-rolled steels in manufactured products. With the acquisition of Precision Partners, we also compete against other tooling and stamping companies in a highly fragmented market.

Price, quality, on-time delivery, customer service and product innovation are the primary competitive factors in the steel industry and vary in importance according to the product category and customer requirements. Steel producers that sell to the automotive market are facing increasing competition from aluminum manufacturers (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that will enable them to satisfy more stringent, government-imposed fuel efficiency standards. To address automotive manufacturers’ lightweighting needs that the aluminum industry is targeting, we and others in the steel industry are developing AHSS grades that we believe provide weight savings similar to aluminum, while being stronger, less costly, more sustainable, easier to repair and more environmentally friendly. In addition, our automotive customers who continue to use steel, as opposed to aluminum and other alternative materials, are able to forego the significant capital expenditures required to re-tool their manufacturing process in order for their operations to accommodate the use of non-steel materials.

Mini-mills generally offer a narrower range of products than integrated steel mills, but have been expanding their product capabilities in recent years. In addition, mini-mills have some competitive cost advantages as a result of their different production processes and lower labor costs associated with what are often non-union workforces. However, mini-mills do not have the equipment capabilities to produce all of the products that we offer, nor do they possess our depth of research and development. For example, mini-mills do not strategically target demanding automotive sheet applications for the exposed panels of vehicles, which is one of the technically challenging products in which we specialize.

Domestic steel producers, including us, face significant competition from foreign producers. For many reasons, these foreign producers often are able to sell products in the U.S. at prices substantially lower than domestic producers. Depending on the country of production, these reasons may include generous government subsidies; lower labor, raw material, energy and regulatory costs; less stringent environmental regulations; less stringent safety requirements; the maintenance of artificially low exchange rates against the U.S. dollar; and preferential trade practices in their home countries. In recent years, the annual level of imports of foreign steel into the United States has increased over historical levels and is affected to varying degrees by the relative level of steel production in China and other countries, the strength of demand for steel outside the U.S. and the relative strength or weakness of the U.S. dollar against various foreign currencies.

In 2015, the combination of overcapacity and slowing domestic demand in countries such as China resulted in imports of low-priced foreign steel into the U.S. at levels significantly higher than previous periods. As the supply of imported steel surged, it caused dramatic downward pressure on the price of flat-rolled steels in the American marketplace. Imports of finished steel into the United States accounted for approximately 27%, 26% and 29% of domestic steel market consumption in 2017, 2016 and 2015, levels that are higher than the historic norm. During 2016, we successfully concluded the anti-dumping (“AD”) and countervailing duty (“CVD”) cases that we and other major domestic steel producers initiated in 2015 against imports of corrosion-resistant (“Coated”), cold-rolled and hot-rolled carbon steel products from multiple foreign countries. The final duties determined by the United States Department of Commerce (“Commerce Department”), which in some cases exceed 400% for combined AD and CVD duties, will remain in effect for a minimum of five years.

Following those determinations, in September 2016, we and other domestic producers made filings with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties against Coated and cold-rolled carbon steel by transshipping Chinese steel through Vietnam for minor processing before importing these final steel products into the U.S. market. On December 5, 2017, the Commerce Department announced preliminary affirmative rulings that Coated and cold-rolled carbon steel imported from Vietnam produced from steel that originated in China is circumventing existing AD and CVD orders on these products imported from China. The Commerce Department instructed the U.S. Customs and Border Protection to begin collecting cash deposits on all imports of Coated and cold-rolled carbon steel produced in Vietnam using Chinese-origin steel.

In addition, during the first quarter of 2017, pursuant to trade cases that we and other domestic producers of stainless steel initiated, the Commerce Department assessed final duties against Chinese stainless steel imports, which in some cases exceed 265% for combined AD and CVD duties. These duties will remain in effect for a minimum of five years.

We continue to provide pension and healthcare benefits to a great number of our retirees, resulting in a competitive disadvantage compared to certain other domestic and foreign steel producers that do not provide such benefits to any or most of their retirees. However, we have taken a number of actions to reduce pension and healthcare benefits costs, including negotiating progressive labor agreements that have significantly reduced total employment costs at all of our union-represented facilities, transferring all responsibility for healthcare benefits for various groups of retirees to Voluntary Employee Benefits Association trusts, offering voluntary lump-sum settlements to pension plan participants, lowering retiree benefit costs for salaried employees, and transferring pension obligations to a highly rated insurance company. These actions have not only reduced some of the risks associated with our pension fund obligations, but more importantly have reduced our risk exposure to the financial markets that drive pension funding requirements. We continue to actively seek opportunities to reduce pension and healthcare benefits costs.

Executive Officers of the Registrant

The following table provides the name, age and principal position of each of our executive officers as of February 9, 2018:

Name	Age	Position
Roger K. Newport	53	Chief Executive Officer
Kirk W. Reich	49	President and Chief Operating Officer
Joseph C. Alter	40	Vice President, General Counsel and Corporate Secretary
Brian K. Bishop	46	Vice President, Carbon Steel Operations
Stephanie S. Bisselberg	47	Vice President, Human Resources
Renee S. Filiatraut	54	Vice President, Litigation, Labor and External Affairs
Gregory A. Hoffbauer	51	Vice President, Controller and Chief Accounting Officer
Michael A. Kercsmar	46	Vice President, Specialty Steel Operations
Scott M. Lauschke	48	Vice President, Sales and Customer Service
Eric S. Petersen	48	Vice President, Research and Innovation
Maurice A. Reed	55	Vice President, Engineering, Raw Materials and Energy
Christopher J. Ross	50	Vice President and Treasurer
Jaime Vasquez	55	Vice President, Finance and Chief Financial Officer

Roger K. Newport has served as Chief Executive Officer since January 2016. Prior to that, Mr. Newport served as Executive Vice President, Finance and Chief Financial Officer since May 2015. Prior to that, Mr. Newport served as Senior Vice President, Finance and Chief Financial Officer since May 2014, and as Vice President, Finance and Chief Financial Officer since May 2012. Prior to that, Mr. Newport served in a variety of other capacities since joining us in 1985, including Vice President—Business Planning and Development, Controller and Chief Accounting Officer, Assistant Treasurer, Investor Relations, Manager—Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Kirk W. Reich has served as President and Chief Operating Officer since January 2016. Prior to that, Mr. Reich served as Executive Vice President, Manufacturing since May 2015. Before assuming that role, Mr. Reich served as Senior Vice President, Manufacturing since May 2014, and as Vice President, Procurement and Supply Chain Management since May 2012. Prior to that, Mr. Reich served in a variety of other capacities since joining us in 1989, including Vice President—Specialty Steel Operations, General Manager—Middletown Works, Manager—Mobile Maintenance/Maintenance Technology, General Manager—Mansfield Works, Manager—Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

Joseph C. Alter has served as Vice President, General Counsel and Corporate Secretary since May 2015. Prior to that, Mr. Alter served as Vice President, General Counsel and Chief Compliance Officer since May 2014 and Assistant General Counsel, Corporate and Chief Compliance Officer since December 2012. Since joining us in 2009, Mr. Alter served as Corporate Counsel and Chief Compliance Officer and as Corporate Counsel. Prior to joining us, Mr. Alter was Corporate Counsel at Convergys Corporation and an attorney with the law firm of Keating Muething & Klekamp PLL.

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

Renee S. Filiatraut has served as Vice President, Litigation, Labor and External Affairs since May 2014. Prior to that, Ms. Filiatraut served as Assistant General Counsel, Litigation since December 2012. Before joining us as Litigation Counsel in 2011, Ms. Filiatraut was a Partner with Thompson Hine LLP.

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

Michael A. Kercsmar has served as Vice President, Specialty Steel Operations since March 2016. Prior to that, Mr. Kercsmar served as Director, Specialty Steel Operations since July 2015 and General Manager, Coshocton Works and Zanesville Works since June 2013. Prior to that, Mr. Kercsmar served as General Manager, Mansfield Works since June 2010. Mr. Kercsmar served in a number of roles since joining us in 1997, including Manager—Occupational Safety and Health at Middletown Works, Department Manager—South Coating, and Shift Manager in the cold strip mill at Middletown Works.

Scott M. Lauschke has served as Vice President, Sales and Customer Service since February 2015. Before joining us, Mr. Lauschke was Vice President and General Manager of AFGlobal Corporation from July 2013 through November 2014. Before that, Mr. Lauschke served in various roles of increasing responsibility at The Timken Company from October 1997, including General Sales Manager from May 2009 through April 2013.

Eric S. Petersen has served as Vice President, Research and Innovation since February 2015. Prior to that, Mr. Petersen was Vice President, Sales and Customer Service since July 2013 and Director, Specialty and International Sales since November 2012. Prior to that, Mr. Petersen served in a variety of other capacities since joining us in 1991, including Director—Research and Innovation, Director—Customer Technical Services and Research, General Manager—Quality Assurance, General Manager—Carbon Steel Technology, General Manager—Rockport Works, Manager of various departments at Rockport Works and Middletown Works; Quality Control and Operations Management positions and Associate Process Engineer, Associate Metallurgist and Assistant Metallurgist at Middletown Works.

Maurice A. Reed has served as Vice President, Engineering, Raw Materials and Energy since May 2012. Prior to that, Mr. Reed served in a variety of other capacities since joining us in 1996, including Director—Engineering and Raw Materials, Director—Engineering and Energy, General Manager—Engineering, Operations Support and Primary Process Research and General Manager—Engineering. Before joining us, Mr. Reed held a number of increasingly responsible engineering technology positions for National Steel Corporation.

Christopher J. Ross has served as Vice President and Treasurer since January 2018. Prior to that, Mr. Ross was Treasurer since February 2016 and General Manager, Cash Management and Finance since August 2012. Mr. Ross served in a number of roles since joining us in 1997, including General Manager—Strategic Planning and Financial Analysis, General Manager—Investor Relations and Diversified Business Group, Assistant Treasurer, Manager—Investor Relations, Product Manager—Hot Dip Galvanized and Electrogalvanized, Senior Accountant—Financial Planning and Analysis and Cost Accountant at Middletown Works.

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

Risk of reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry. The competitive landscape in the steel industry reflects shifting domestic and international political priorities, an uncertain global trade landscape, and continued intense competition from domestic and foreign steel competitors. These conditions directly impact our pricing. It is impossible to predict whether the domestic and/or global economies or industry sectors of those economies that are key to our sales will continue to improve and generate enough demand to absorb some of the existing excess capacity in the steel industry, as well as new or expanded capacity. Also, we cannot know how customers or competitors will react to these and other factors and how their actions could affect market dynamics and sales of, and prices for, our products. Market price and demand for steel are very hard to predict and decreases in either or both could adversely impact our sales, financial results and cash flows. In addition, our direct sales to the automotive industry generate approximately 65% of our revenue and we make additional sales to distributors and converters whom, we believe, ultimately resell some of that volume to the automotive market. If automotive demand should decline substantially or we lose market share to competitors, our sales, financial results and cash flows could be severely impacted.

Risk of domestic and global steel overcapacity.  Significant global steel capacity and new or expanded production capacity in the United States in recent years has caused and continues to cause capacity to exceed demand globally, as well as in our primary markets in North America, which has and may continue to result in lower prices and shipments of our products. In fact, significant increases in production capacity in the U.S. by our competitors already have occurred in recent years as new carbon and stainless steelmaking and finishing facilities have begun production. In addition, foreign competitors have substantially increased their production capacity in the last few years and, in some instances appear to have targeted the U.S. market for imports. Also, some foreign economies, such as China, seem to be slowing relative to recent historical norms, resulting in an increased volume of steel products that cannot be consumed by industries in those foreign steel producers’ own countries. These and other factors have contributed to a high level of imports of foreign steel into the U.S. in recent years compared to historical levels and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other variables beyond our control. A significant further increase in domestic capacity or foreign imports could adversely affect our sales, financial results and cash flows.

Risks related to U.S. government actions on NAFTA and/or other trade agreements, treaties or policies.  The U.S. government has recently indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). Despite several rounds of negotiation thus far among the NAFTA member countries and other discussions with foreign governments, it remains unclear what the U.S. Administration will or will not do with respect to NAFTA or other international trade agreements, treaties and policies. If the U.S. government takes action to withdraw from or materially modify NAFTA or other international trade agreements, treaties or policies, it has the potential to adversely impact our business, customers and/or suppliers directly by disrupting trade and commercial transactions and/or indirectly by adversely affecting the U.S. economy or certain sectors thereof, thereby impacting demand for our customers’ products, and in turn negatively affecting demand for our products. Key links of the supply chain for some of our key customers, including automotive manufacturers, could be negatively impacted by a withdrawal from or significant change to NAFTA or other international trade agreements. As such, if the U.S. withdraws from or negotiates material modifications to the terms of NAFTA or other significant trade agreements and/or treaties, or makes significant changes to its trade policies, such actions could materially adversely affect our sales, financial results and cash flows.

Risk of changes in the cost of raw materials, supplies and energy.  The price that we pay for energy and key supplies and raw materials, such as electricity, natural gas, industrial gases, graphite electrodes, iron ore, chrome, zinc and coal, can fluctuate significantly based on market factors. In some cases the prices at which we sell steel will not change in tandem with changes in our raw materials, supplies and energy costs. Global demand and supply, particularly Chinese demand and supply, for certain raw materials can have a significant influence on our costs for those raw materials, especially iron ore and coal, as well as supplies for production whose prices are impacted by raw material prices, such as graphite electrodes and refractory materials. However, our sales prices are generally driven by North American demand, which can compress our margins in cases where raw material costs increase and our sales prices do not move in a similar manner. The majority of our shipments are sold under contracts that do not allow us to pass through all increases in raw materials, supplies and energy costs. Some of our shipments to contract customers include variable-pricing mechanisms allowing us to adjust the total sales price based upon changes in specified raw materials, supplies and energy costs. Those adjustments, however, rarely reflect all of our underlying raw materials, supplies and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language including limitations on when the adjustment occurs. For shipments made to the spot market, market conditions or timing of sales may not allow us to recover the full amount of an increase in raw material, supplies or energy costs. In such circumstances, a significant increase in raw material, supplies or energy costs likely would adversely impact our financial results and cash flows. Conversely, in certain circumstances, we may not realize all of the benefits when the price for certain raw materials, supplies or energy declines. For example, this can occur when we lock in the price of a raw material over a set period and the spot market price for the material declines during that period. Our need to consume existing inventories may also delay the impact of a change in prices of raw materials or supplies. New inventory may not be purchased until some portion of the existing inventory is consumed. The impact of this risk is particularly significant for iron ore and coke because of the volumes held in inventory. We manage our exposure to the risk of iron ore price increases by hedging a portion of our annual iron ore supply and by entering supply agreements where the IODEX, the global iron ore price index, is only one factor affecting our price of iron ore pellets. The impact of significant fluctuations in the price we pay for raw materials can be exacerbated by our “last-in, first-out” (“LIFO”) accounting method for valuing inventories. Using the LIFO method means that we treat the last coil of steel completed as the first one sold, which means that our inventory value can reflect earlier input costs that do not reflect current input costs. The impact of LIFO accounting may be particularly significant in period-to-period comparisons.

Risk from our significant amount of debt and other obligations.  On December 31, 2017, we had $2,165.5 of indebtedness outstanding. We also had pension and other postretirement benefit obligations totaling $934.3. We anticipate approximately $51.0 of required annual pension contributions for 2018. Based on current funding projections, we expect to make contributions to the master pension trust of approximately $35.0 for 2019 and $10.0 for 2020, though funding projections for 2019 and beyond could be affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. We can borrow additional amounts under our $1,350.0 revolving credit facility. At December 31, 2017, we had $450.0 of outstanding borrowings under this credit facility with outstanding letters of credit of $71.5, resulting in maximum remaining availability of $828.5 under the credit facility (subject to customary borrowing conditions, including a borrowing base). Borrowing capacity under the credit facility is determined by the value of eligible collateral less outstanding borrowings and letters of credit. At December 31, 2017, borrowing availability under the credit facility was $807.3 based on eligible collateral at that time. Our debt and pension obligations, along with other financial obligations, could have important consequences. For example, they could increase our vulnerability to general adverse economic and industry conditions; require a substantial portion of our cash flows to be dedicated to interest payments and debt service, reducing the amount of cash flows available for other purposes, such as working capital, capital expenditures, acquisitions, joint ventures or general corporate purposes; limit our ability to obtain future additional financing; reduce our planning flexibility for, or ability to react to, changes in our business and the industry; and place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

Risk of severe financial hardship or bankruptcy of one or more of our major customers or key suppliers.  Sales and operations of a majority of our customers are sensitive to general economic conditions, especially as they affect the North American automotive and housing industries. If there is a significant weakening of current economic conditions, whether because of secular or cyclical issues, it could lead to financial difficulties or even bankruptcy filings by our customers. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. The nature of that impact would likely include lost sales or losses associated with the potential inability to collect all outstanding accounts receivable. Such an event could also negatively impact our financial results and cash flows. In addition, many of our key suppliers, particularly those who supply us with critical raw materials for the steelmaking process, have recently faced severe financial challenges or bankruptcy and other suppliers may face such circumstances in the future. For example, the significant decline in commodity prices during 2015 led to increased economic distress and even bankruptcy filings for several of the domestic sources of metallurgical coal, as well as one of our iron ore suppliers. Also, we purchase substantially all of our iron ore from one supplier under two multi-year contracts. This reliance on a single supplier for a primary raw material may increase our risk of increased costs from substitute suppliers or supply chain disruptions in the event of their financial hardship or bankruptcy. Key suppliers facing financial hardship or operating in bankruptcy could experience operational disruption or even face liquidation, which could result in our inability to secure replacement raw materials on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our operations, financial results and cash flows.

Risk related to our significant proportion of sales to the automotive market. In 2017, approximately 65% of our sales were to the automotive market. In addition to the size of our exposure to the automotive industry, we face risks related to our relative concentration of sales to certain specific automotive manufacturers. In 2017, one customer accounted for 12% of our net sales. Automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, and consumer spending and preferences. If automotive production and sales decline, our sales and shipments to the automotive market are likely to decline in a similarly corresponding manner. Adverse impacts that we may sustain as a result include, without limitation, lower margins because of the need to sell our steel to less profitable customers and markets, higher fixed costs from lower steel production if we are unable to sell the same amount of steel to other customers and markets, and/or lower sales, shipments and margins generally as our competitors face similar challenges and compete vigorously in other markets. These adverse impacts would negatively affect our sales, financial results and cash flows. Additionally, the trend toward lightweighting in the automotive industry, which requires lighter gauges of steel at higher strengths, could result in a lower volume of steel required by that industry over time. Moreover, competition for automotive business has intensified in recent years, as steel producers and companies producing alternative materials have focused their efforts on capturing and/or expanding their market share of automotive business because of less favorable conditions in other markets for steel and other metals, including commodity products and steel for use in the oil and gas markets. As a result, the potential exists that we may lose market share to existing or new entrants or that automotive manufacturers will take advantage of the intense competition among potential suppliers to pressure our pricing and margins in order to maintain or expand our market share with them, which could negatively affect our sales, financial results and cash flows.

Risk of reduced demand in key product markets due to competition from aluminum and other alternatives to steel.  The automotive market is important to our business, both in terms of volume and margins. Automotive manufacturers are under pressure to meet increasing government-mandated fuel economy standards through 2025. Automotive manufacturers have begun to incorporate aluminum and other alternative materials into their vehicles and continue to investigate the potential risks and benefits of expanding the use of non-steel materials. For example, one major automotive company previously elected to substitute aluminum for carbon steel in the body of some of its vehicles. Although automotive manufacturers have incorporated aluminum and other competing materials at a much slower rate than some experts previously expected, if demand for steel from one or more of our major automotive customers were to significantly decline because of increased use of aluminum or other competing materials in substitution for steel, it likely would negatively affect our sales, financial results and cash flows.

Risks of excess inventory of raw materials.  We have certain raw material supply contracts that include minimum annual purchases, subject to exceptions for force majeure and other circumstances. If our need for a particular raw material is reduced for an extended period significantly below what we projected at the contract’s inception, or what we projected at the time an annual nomination was made under certain contracts, we could be required to purchase quantities of raw materials that exceed our anticipated annual needs. Our decision to temporarily idle the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”) in 2015 increases this risk, as those operations were a major consumer of several key raw materials for which we have take-or-pay obligations, including coke. If our existing supply contracts require us to purchase raw materials in quantities beyond our needs, and if we do not succeed in reaching an agreement with a particular raw material supplier to reduce the quantity of raw materials we purchase from that supplier, then we would likely be required to purchase more of a particular raw material in a given year than we need, negatively affecting our financial results, liquidity and cash flows. Changes in our raw material, finished and semi-finished inventory levels and our LIFO method for valuing inventories could increase the negative impact on our financial results.

Risk of supply chain disruptions or poor quality of raw materials or supplies. Our sales, financial results and cash flows could be adversely affected by transportation, raw material, energy or other key supply disruptions, or poor quality of raw materials, particularly scrap, coal, coke, iron ore and alloys. For example, the market for graphite electrodes has tightened significantly as a result of supply-side shortages of certain raw materials used for their production, and the supply chain has become increasingly challenged. In addition, we may experience supply chain disruptions or increased costs from transportation-related challenges due to new or enhanced regulation, changes to providers’ operations, labor shortages or other factors. Disruptions or quality issues, whether the result of severe financial hardships or bankruptcies of suppliers, natural or man-made disasters, other adverse weather events, or other unforeseen events, could reduce production or increase costs at one or more of our plants and potentially adversely affect customers or markets to which we sell our products. Any significant disruption or quality issue in any of the areas addressed above would adversely affect our sales, financial results and cash flows.

Risk of production disruption or reduced production levels.  When business conditions permit, we attempt to operate our facilities at production levels that are at or near capacity. High production levels are important to our financial results because they enable us to spread fixed costs over a greater number of production tons. We have implemented a strategy to target markets for our products that deliver higher margins, where possible, and reduce amounts sold into the lower margin spot markets. This ongoing strategy relies on our ability to sell higher margin products that overcome the effects of lower production volumes on our fixed costs. If we are unable to sustain this strategy successfully, it would adversely affect our sales, financial results and cash flows. Production disruptions could be caused by unanticipated plant outages or equipment failures, a lack of redundancy for key production assets, or lack of adequate raw materials, energy or other supplies, particularly under circumstances where we lack adequate redundant facilities. Production disruptions could result in significant costs and potential liability to us, as well as negative publicity and damage to our reputation with current or potential customers. In addition, the occurrence of natural or man-made disasters, adverse weather conditions or similar events could significantly disrupt our operations, negatively impact the operations of other companies or contractors we depend upon, or adversely affect customers or markets who buy our products. Any significant disruption or reduced level of production would adversely affect our sales, financial results and cash flows.

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

Risks associated with our pension obligations.  We have a substantial pension obligation that, along with the related pension expense (income) and funding requirements, is directly affected by various changes in assumptions, including the selection of appropriate mortality assumptions and discount rates. These items also are affected by the rate and timing of employee retirements, actual experience compared to actuarial projections and asset returns in the securities markets. Such changes could increase our cost for those obligations, which could have a material adverse effect on our results and ability to meet those obligations. In addition, changes in the law for pension funding could also materially adversely affect our costs and ability to meet our pension obligations. Also, under the method of accounting we use for pension obligation reporting, we recognize into our results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond our control, primarily changes in interest rates, performance of the financial markets, and mortality and retirement projections. A corridor adjustment, if required after a re-measurement of our pension obligations, historically has been recorded in the fourth quarter of the year, though one may be recorded at any time if an interim remeasurement occurs. A corridor adjustment can have a significant impact on our financial statements when it occurs, although its immediate recognition reduces the impact of unrealized gains or losses on future periods. A corridor charge does not have any immediate impact on our cash flows. We also contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multiemployer plans exposes us to potential liabilities if the multiemployer plan is unable to pay its unfunded obligations or we choose to stop participating in the plan.

Risk of not reaching new labor agreements on a timely basis.  Most of our hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between March 2018 and September 2021. Two of those contracts are scheduled to expire in 2018. The labor contract with the International Association of Machinists and Aerospace Workers, Local 1943, which represents approximately 1,725 hourly employees at our Middletown Works located in Middletown, Ohio, expires on March 15, 2018. The labor contract with the United Steel Workers, Local 1865, which represents approximately 305 hourly employees at our Ashland Works located in Ashland, Kentucky, expires on September 1, 2018. We intend to negotiate with these unions to reach new, competitive labor agreements in advance of the current expiration dates. We cannot predict, however, when new, competitive labor agreements with the unions will be reached or what the impact of such agreements will be on our operating costs, operating income and cash flows. There is the potential of work stoppages at these locations in 2018 and beyond if we cannot reach timely agreements in contract negotiations before the contract expirations. If work stoppages occur, they could have a material impact on our operations, financial results and cash flows. For labor contracts at other locations which expire after 2018, a similar risk applies.

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

Risk associated with regulatory compliance and changes. Our business and the businesses of our customers and suppliers are subject to a wide variety of government regulations, including those relating to environmental permitting requirements. The regulations promulgated or adopted by various government agencies, and the interpretations and application of such regulations, are dynamic and constantly evolving. If new regulations arise, the application of existing regulations expands, or the interpretation of applicable regulations changes, we may incur additional costs for compliance, including capital expenditures. For example, the United States Environmental Protection Agency (“EPA”) is required to routinely reassess the National Ambient Air Quality Standards (“NAAQS”) for criteria pollutants like nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter. These standards are frequently subject to litigation and revision. Revisions to the NAAQS could require us to make significant capital expenditures to ensure compliance and could make it more difficult for us to obtain required permits in the future. These risks are higher for our facilities that are located in non-attainment areas. Complex foreign and U.S. laws and regulations apply to our international operations, including but not limited to the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions and transportation and logistics regulations. These laws and regulations and changes in these laws and regulations may increase our cost of doing business in international jurisdictions and expose our operations and our employees to elevated risk. We have implemented policies and processes designed to comply with these laws and regulations, but failure by our employees, contractors or agents to comply with these laws and regulations could result in possible administrative, civil or criminal liability and reputational harm to us and our employees. We may also be indirectly affected through regulatory changes that impact our customers or suppliers. Regulatory changes that impact our customers could reduce the quantity of our products they demand or the price of our products that they are willing to pay. Regulatory changes that impact our suppliers could decrease the supply of products or availability of services they sell to us or could increase the price they demand for products or services they sell to us.

Risks associated with climate change and greenhouse gas emissions. Our business and operations, as well as the business and operations of our key suppliers and customers, may become subject to legislation or regulation intended to limit climate change or greenhouse gas emissions. It is possible that limitations on greenhouse gas emissions may be imposed in the United States through legislation or regulation. For example, the EPA has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations that will require large sources and suppliers in the United States to report greenhouse gas emissions. In addition, the U.S. Congress has introduced from time to time legislation aimed at limiting carbon emissions from carbon-intensive business operations. The CAFE standards and other existing and future climate change-related legislation and regulation could also affect our customers, and in particular our automotive customers, as they may assess and elect to use lower volumes of steel to achieve mandates related to emissions. Similarly, our suppliers may incur cost increases in order to comply with climate control legislation and regulation, which they could in turn attempt to pass through to us in the form of higher prices for critical goods and/or services. It is impossible, however, to forecast the terms of the final regulations and legislation, if any, and the resulting effects on us. Depending upon the terms of any such legislation or regulation, however, we could suffer negative financial impacts because of increased energy, operational, environmental and other costs to comply with the limitations that would be imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact our ability to compete with foreign steel companies situated in areas not subject to such limitations. Unless and until all of the terms of such regulation and legislation are known, however, we cannot reasonably or reliably estimate their impact on our financial condition, operating performance or ability to compete.

Risks associated with financial, credit, capital and banking markets.  In the ordinary course of business, we seek to access financial, credit, capital and/or banking markets at competitive rates. Currently, we believe we have adequate access to these markets to meet our reasonably anticipated business needs. We provide and receive normal trade financing to our customers and from our suppliers. If access to competitive financial, credit, capital and/or banking markets by us, or our customers or suppliers, is impaired, our operations, financial results and cash flows could be adversely impacted.

Risk associated with derivative contracts to hedge commodity pricing volatility. We use cash-settled commodity price swaps and options to reduce pricing volatility for a portion of our raw material, energy and other commodity purchases. We employ a systematic approach in order to mitigate the risk of potential volatile price movements of certain commodities. This approach is intended to protect us against a sharp rise in the price of commodities. However, engaging in the use of swaps, options and similar agreements for hedging entails a variety of risks. For example, if the price of an underlying commodity falls below the price at which we hedged the commodity, we will benefit from the lower market price for the commodity purchased, but may not realize the full benefit of the lower commodity price because of the hedged transaction. In certain circumstances we also could be required to provide collateral for a potential derivative liability or close our hedging transaction for the commodity. Additionally, there may be a timing lag (particularly for iron ore) between a decline in the price of a commodity underlying a derivative contract, which could require us to make payments in the short-term to provide collateral or settle the relevant hedging transaction, and the period when we experience the benefits of the lower cost input through physical purchases of the commodity the hedge covers. Further, for derivatives designated as cash flow hedges, we initially record the effective gains and losses in accumulated other comprehensive income (loss) and reclassify them to earnings in the same period we recognize the effect of the associated hedged transaction. We record all derivative gains or losses for which hedge accounting treatment has not been elected or from hedge ineffectiveness to earnings in the period the gain or loss occurs. Changes in the fair value of derivatives for which hedge accounting treatment has not been elected or greater hedge ineffectiveness than we anticipated on cash flow hedges may result in increased volatility in our reported earnings. For example, we immediately recognize changes in the fair value of our iron ore derivative contracts in earnings when the fair value changes, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. Each of these risks related to our hedging transactions could adversely affect our financial results and cash flows.

Risks related to the potential permanent idling of facilities. We perform strategic reviews of our business, which may include evaluating each of our plants and operating units to assess their viability and strategic benefits. As part of these reviews, we may idle—whether temporarily or permanently—certain of our existing facilities in order to reduce participation in markets where we determine that our returns are not acceptable. For example, in December 2015 we temporarily idled the Ashland Works Hot End to mitigate our exposure to the carbon steel spot market. If we decide to permanently idle the Ashland Works Hot End or any other facility or assets, we are likely to incur and accelerate significant cash expenses, including those relating to labor benefit obligations, take-or-pay supply agreements and accelerated environmental remediation costs, as well as substantial non-cash charges for impairment of those assets and the effects on pension and OPEB liabilities. We could incur similar types of cash and non-cash costs if we elect to temporarily or permanently idle any of our other currently operating assets or facilities. If we elect to permanently idle material facilities or assets, it could adversely affect our operations, financial results and cash flows.

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

Risk of information technology (“IT”) security threats, cybercrime and exposure of private information. We rely on IT systems and networks in almost every aspect of our business activities. In addition, we and certain of our third-party data processing providers collect and store sensitive data, and our vendors or suppliers may collect and store sensitive data about us in their information system environments. We have taken, and intend to continue to take, what we believe are appropriate and reasonable steps to prevent security breaches in our systems and networks. In recent years, however, both the number and sophistication of IT security threats and cybercrimes have increased. Additionally, regulation has increased for companies to prevent security breaches and notify stakeholders if data is exposed. These IT security threats and increasingly sophisticated cybercrimes, including advanced persistent attacks, pose a risk to system security and the confidentiality, availability and integrity of our data. A breach in security could expose us to risks of production downtimes and operations disruptions, misuse of information or systems, or the compromise of confidential information, which in turn could adversely affect our reputation, competitive position, business and financial results.

Risk of failure to achieve expected benefits of the Precision Partners acquisition and/or to integrate Precision Partners successfully. We may be unable to achieve the strategic, operational, financial and other benefits contemplated as part of the acquisition of Precision Partners to the full extent expected or in a timely manner. If we are not as successful or timely as we expect in integrating Precision Partners, we may not fully realize the potential growth opportunities, ability to provide enhanced solutions to our customers, leveraging and acceleration of combined research and innovation efforts, and anticipated financial and non-financial benefits and opportunities from the acquisition. Goodwill is a significant part of Precision Partners’ assets and our inability to realize the benefits of the acquisition could result in an impairment of goodwill. These circumstances, either alone or in combination, could have other adverse effects on our business, financial results and cash flows.

Risks associated with changes in tax laws and regulations. We are a large corporation with operations in the U.S. and other jurisdictions. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments, as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Significant judgment is required in determining our tax provision for income taxes. Changes in tax laws or regulations may be enacted that could adversely affect our overall tax assets and liabilities. For example, on December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this Annual Report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have used to calculate the transition impacts. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our corporate headquarters in West Chester, Ohio, through 2029, with two five-year options to extend the lease. We own our Research and Innovation Center located in Middletown, Ohio. We also lease an administration building located in Dearborn, Michigan.

Our operations consist primarily of eight steelmaking and finishing plants in the United States. We own all of our steelmaking and finishing facilities. In addition, we operate two coke plants, a metallurgical coal production facility, three tube manufacturing plants and eight tooling and stamping operations in the United States, Canada and Mexico.

Ashland Works is located in Ashland, Kentucky, and its coating line helps to complete finishing of material processed at Middletown Works. In December 2015, we temporarily idled the Hot End, which includes a blast furnace, basic oxygen furnaces and continuous caster, in response to excess global supply and the increase in low-priced imports into the United States. The Ashland Works Hot End remains temporarily idled.

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

Middletown Works is located in Middletown, Ohio, and melts carbon steel and processes carbon and stainless steel. It consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel. Middletown Works also has a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing products.

Rockport Works is located near Rockport, Indiana, and consists of a carbon and stainless steel finishing plant containing a continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill.

Zanesville Works is located in Zanesville, Ohio, and consists of a finishing plant for some of the stainless and electrical steel produced at Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high-temperature box anneal and other decarburization and coating units.

AK Tube, a subsidiary, owns a plant in Walbridge, Ohio, which operates six electric resistance welded tube mills and a slitter. It also has a plant on leased property in Columbus, Indiana, which operates seven electric resistance welded tube mills, two high-speed cold saws and one nick-and-shear cutting machine. AK Tube’s leased plant in Queretaro, Mexico, operates one electric resistance welded tube mill and one high-speed cold saw.

AK Coal, a subsidiary, produces metallurgical coal from reserves in Somerset County, Pennsylvania.

Mountain State Carbon, LLC, a subsidiary, produces furnace and foundry coke from its cokemaking facility in Follansbee, West Virginia, which consists of four batteries.

Precision Partners, a subsidiary, provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market across eight plants in Ontario, Alabama and Kentucky. Our facilities feature five large-bed, hot-stamping presses providing nine lines of production; 80 cold-stamping presses ranging from 200 tons to 3,000 tons of pressing capacity; 17 large-bed, high-tonnage tryout presses with prove-out capabilities for new tool builds; and 125 multi-axis welding assembly cells. We own one facility in Ontario and the remainder are leased.

Item 3.	Legal Proceedings.

Information for this item may be found in Note 10 to the consolidated financial statements in Item 8 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, both of which are incorporated herein by reference.

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

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The reported high and low sales prices of the common stock for each quarter are presented below:

	2017		2016
	High	Low	High	Low
First Quarter	$11.28	$6.70	$4.48	$1.64
Second Quarter	7.70	5.30	5.50	3.31
Third Quarter	6.88	5.01	7.09	3.87
Fourth Quarter	6.29	4.00	11.39	4.42

As of February 9, 2018, there were 315,283,596 shares of common stock outstanding and held of record by 3,629 stockholders. The closing stock price on February 9, 2018, was $4.50 per share. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders. There were no unregistered sales of equity securities in the year ended December 31, 2017.

Although we do not currently pay a dividend, no covenant restrictions currently would restrict our ability to declare and pay a dividend to our stockholders. Dividends are permitted if no default or event of default exists and (i) availability under the Credit Facility exceeds 20% of the lesser of the Credit Facility commitment or eligible collateral after advance rates or (ii) availability exceeds 15% of the lesser of the Credit Facility commitment or eligible collateral after advance rates and we meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. At December 31, 2017, the availability under the Credit Facility significantly exceeds these amounts. If we cannot meet either of these thresholds, annual dividends would be limited to the greater of $18.0 or 0.5% of consolidated total assets, with additional dividends permitted equal to the greater of $25.0 or 0.7% of consolidated total assets in aggregate over the life of the Credit Facility.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 2017	609	$5.88	—
November 2017	—	—	—
December 2017	—	—	—
Total	609	5.88	—	$125.6

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

(b)
On October 21, 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding equity securities. The Board of Directors’ authorization specified no expiration date. We did not repurchase any of our equity securities under this authorization in 2017.

The following graph compares cumulative total stockholder return on AK Holding’s common stock for the five-year period from January 1, 2013 through December 31, 2017, with the cumulative total return for the same period of (i) the Standard & Poor’s Small Cap 600 Stock Index, and (ii) the New York Stock Exchange Arca Steel Index. These comparisons assume an investment of $100 at the beginning of the period and reinvestment of dividends.

	January 1,	December 31,
	2013	2013	2014	2015	2016	2017
AK Holding	$100	$173	$125	$47	$215	$119
NYSE Arca Steel	100	98	71	39	75	92
S&P 600 Small Cap	100	136	142	137	171	191

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data should be read along with the consolidated financial statements presented in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Item 7.

	2017	2016	2015	2014	2013
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$6,080.5	$5,882.5	$6,692.9	$6,505.7	$5,570.4
Pension and OPEB net corridor charge	—	43.1	131.2	2.0	—
Operating profit (a)	220.0	230.2	86.7	139.4	135.8
Net income (loss) attributable to AK Steel Holding Corporation (b)	6.2	(7.8)	(509.0)	(96.9)	(46.8)
Basic and diluted earnings (loss) per share (b)	0.02	(0.03)	(2.86)	(0.65)	(0.34)
Other Data:
Total flat-rolled shipments (in thousands of tons)	5,596.2	5,936.4	6,974.0	6,132.6	5,275.8
Selling price per flat-rolled ton	$1,022	$955	$929	$1,021	$1,014
Balance Sheet Data:
Cash and cash equivalents	$38.0	$173.2	$56.6	$70.2	$45.3
Working capital	832.9	958.4	763.6	832.8	372.2
Total assets	4,296.1	4,036.0	4,084.4	4,828.0	3,579.1
Current portion of long-term debt	—	—	—	—	0.8
Long-term debt (excluding current portion)	2,110.1	1,816.6	2,354.1	2,422.0	1,479.6
Current portion of pension and other postretirement benefit obligations	40.1	41.3	77.7	55.6	85.9
Pension and other postretirement benefit obligations (excluding current portion)	894.2	1,093.7	1,146.9	1,225.3	965.4
Total equity (deficit)	129.2	90.7	(595.6)	(77.0)	192.7

(a)
Under our method of accounting for pensions and other postretirement benefits, we recorded pension corridor charges of $78.4, $144.3 and $2.0 in 2016, 2015 and 2014, and OPEB corridor credits of $35.3 and $13.1 in 2016 and 2015. In 2017, we recorded an asset impairment charge of $75.6 related to the temporarily idled Ashland Works Hot End and a credit of $19.3 for the reversal of a liability for transportation costs. In 2016, we also recorded pension settlement charges of $25.0 and costs of $69.5 to terminate a pellet offtake agreement and for related transportation costs. In 2015, we also recorded a charge for a temporary facility idling of $28.1.

(b)
Included in 2017 was a non-cash charge of $32.1, or $0.10 per diluted share, for the effects of the Tax Cuts and Jobs Act. In 2015, we recorded charges for the impairments of our investments in Magnetation of $256.3, or $1.44 per diluted share, and AFSG Holdings, Inc. (“AFSG”) of $41.6, or $0.23 per diluted share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, electrical power generation and distribution markets. We leverage our advanced research and development and operational excellence to specialize in technically challenging steel products and to innovate across markets and within our product portfolios to add value to our steel solutions. We are the only steelmaker in North America that can produce all three major categories of flat-rolled steels—namely carbon, stainless and electrical. In addition, through our subsidiaries, we provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped components and complex assemblies.

In 2016, we began the process to improve our product mix, deemphasize commodity products, enhance our operational footprint and strengthen our balance sheet, and we continued to seek ways to enhance our margins in 2017. Product innovation has been a key tenet of our long-term strategy to differentiate us from our competitors. Our engineers and researchers continue to explore new solutions to serve our product development goals and operational challenges. We expanded our growth platform by launching our new NEXMET family of AHSS coated carbon steel products. We began to produce our breakthrough NEXMET steel from a new, state-of-the-art continuous galvanizing line at our Dearborn Works. In addition, our researchers are jointly working with the DOE to develop the next generation of NOES for use in industrial motors, which we believe has applications for H/EVs and their significant future growth projections.

We are known throughout the steel industry for our operational excellence. During 2017, we enhanced our core steelmaking business by completing major investments at our Middletown Works blast furnace, melt shop and electrogalvanizing line. We also upgraded the melt shop and invested in new caster technology at our Mansfield Works. Because we produce technically challenging steels for customers who demand the highest quality products on a just-in-time basis, the stability and dependability of our operations is paramount to our business model.

To give us additional flexibility to invest in strategic initiatives, we continued to improve our capital structure in 2017 by extending maturities and reducing interest rates and costs of our debt obligations and de-risking our balance sheet. This included refinancing debt at lower rates, eliminating certain financing obligations and extending and spreading out debt maturities.

One of our core strategies is to continue to diversify into downstream applications over time. To that end, on August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. As further discussed below, the acquisition of Precision Partners allows us to get closer to our customers by moving down the automotive supply chain into a business that generally has higher margins and lower capital intensity than our legacy steel operations. We also believe that collaborative efforts between our steelmaking experts and Precision Partners can dramatically accelerate our efforts to drive adoption of our innovative steel products by automotive manufacturers and their suppliers, particularly in lightweighting applications. Our financial results include the effects of the acquisition and Precision Partners’ operations for periods after August 4, 2017, which affects comparability to prior periods. See Acquisition of Precision Partners for more information.

2017 Financial Overview

Our 2017 net income of $6.2, or $0.02 per diluted share of common stock, improved from our 2016 net loss of $7.8, or $0.03 per diluted share. Our 2017 adjusted net income (as defined in Non-GAAP Financial Measures) of $94.6, or $0.30 per diluted share, compared to 2016 adjusted net income of $129.8, or $0.56 per diluted share. Our adjusted EBITDA (as defined in Non-GAAP Financial Measures) was $416.4, or 6.8% of net sales, for 2017, compared to adjusted EBITDA of $501.9, or 8.5% of net sales, for 2016. Our reported results reflected net charges totaling $88.4, or $0.28 per diluted share, in 2017, and $137.6, or $0.59 per diluted share, in 2016. The 2017 net charges were for non-cash charges to reflect asset impairments at our temporary idled Ashland Works Hot End and for a reduction in the value of deferred tax assets related to recent U.S. tax legislation, as well as a credit for the benefits of a transportation agreement.

Average selling price per flat-rolled steel ton increased by 7% in 2017 from 2016, primarily due to higher prices for automotive and carbon spot market sales, and higher surcharge revenue due to higher raw material costs, partially offset by lower shipments to the automotive market. Our 2017 results included a LIFO charge of $113.4, compared to a LIFO credit of $23.3 for 2016, reflecting the increases in raw material costs year over year. In addition, we completed major planned maintenance outages totaling $84.9 and $62.1 for 2017 and 2016. We recorded unrealized gains on iron ore derivatives of $31.6 in 2017, as compared to unrealized gains of $45.6 in 2016. Also included in 2017 results were $21.5 of expenses related to debt refinancing, with similar expenses of $9.4 in 2016.

During the quarter ended December 31, 2017, we recognized a non-cash asset impairment charge of $75.6, primarily related to the long-lived assets associated with the Ashland Works Hot End. The Ashland Works Hot End remains on temporary idle and no determination has been made regarding the long-term status of the operations. However, we now believe it is less likely that the Ashland Works Hot End will restart in the near term based on forecasted supply and demand characteristics of the markets that we serve.

In the fourth quarter of 2017, we reached an agreement that reduced our transportation obligations and provides a timeframe to begin using the rail cars that were idled after the 2016 termination of a pellet supply agreement. As a result, a credit of $19.3 was recorded in the fourth quarter of 2017 to reduce the unpaid liability.

The Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, reduced our corporate income tax rates, resulting in a corresponding decrease in the value of our deferred tax assets. As a result, our income tax expense for the fourth quarter of 2017 included a non-cash charge of $32.1, or $0.10 per diluted share.

In 2017, we continued to pursue our goal of increasing our financial flexibility for future strategic actions. We entered a new revolving credit facility (the “Credit Facility”) that extends to 2022 and lowered our borrowing rates. Additionally, we issued $680.0 in two senior notes offerings during the year, and redeemed almost $810.0 of old notes, lowering our principal amount of outstanding senior notes by $130.0, as well as extending maturities and lowering interest rates. Also in 2017, we acquired the lease of our Research and Innovation Center, effectively settling the obligation.

2017 Compared to 2016

Steel Shipments

Flat-rolled steel shipments in 2017 were 5,596,200 tons, a 6% decrease compared to 2016 shipments of 5,936,400 tons. The decrease in shipments was principally driven by a 10% decline in shipments to the automotive market compared to 2016, primarily as a result of reduced North American light vehicle production. Shipments of flat-rolled steel by product category for 2017 and 2016, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category

Net Sales

Net sales in 2017 were $6,080.5, a 3% increase from 2016 net sales of $5,882.5. Our average net selling price was $1,022 per flat-rolled steel ton in 2017, a 7% increase from the 2016 average net selling price of $955 per flat-rolled ton. The increases reflect our strategy of producing and selling higher-value carbon, stainless and electrical steels, higher prices on both automotive and spot market sales, and higher surcharges on specialty steel products. Revenues for 2017 also included net sales of Precision Partners following the August 4, 2017 acquisition. Net sales to customers outside the United States were $627.1, or 10% of total sales, for 2017, compared to $655.6, or 11% of total sales, for 2016, primarily due to lower international sales of carbon and electrical steel.

The following table shows the percentage of our net sales to each of our markets:

Market	2017	2016
Automotive	65%	66%
Infrastructure and Manufacturing	16%	16%
Distributors and Converters	19%	18%

Cost of Products Sold

Cost of products sold in 2017 was $5,359.7, or 88.1% of net sales, and increased from 2016 cost of products sold of $5,064.7, or 86.1% of net sales, largely due to higher costs for raw materials, primarily scrap, chrome and other alloys. Included in 2017 was a LIFO charge of $113.4, compared to a LIFO credit of $23.3 in 2016. Cost of products sold included planned maintenance outage costs of $84.9 in 2017, compared to $62.1 in 2016. The higher planned maintenance outage costs in 2017 were primarily a result of larger planned maintenance projects at our Middletown Works blast furnace and steelmaking shops and our Mansfield Works melt shop.

Beginning in the third quarter of 2016, our iron ore derivatives no longer qualified for hedge accounting treatment. Therefore, we recorded adjustments to mark these derivatives to fair value each period and recognized the resulting unrealized gains or losses immediately in cost of products sold, versus recognizing them in the period that iron ore purchases affect earnings. In 2017, we recognized $31.6 of unrealized gains since the market price of iron ore and the fair value of the derivative contracts increased. Cost of products sold for the fourth quarter of 2016 included $33.8 of unrealized gains on iron ore derivatives contracts that were scheduled to settle in 2017 and 2018. As a result, cost of products sold for 2017 did not reflect $36.0 of realized gains from the contracts that settled during the year, but that were recognized in prior periods.

Selling and Administrative Expense

Selling and administrative expense increased to $282.9 in 2017 from $277.2 in 2016. The increase included acquisition costs of $6.2 in 2017 related to the Precision Partners acquisition and on-going expenses after its acquisition, partially offset by lower costs for employee incentive compensation in 2017 than in 2016.

Depreciation Expense

Depreciation expense increased slightly to $226.0 in 2017 from $216.6 in 2016. We recognized $5.8 of depreciation expense for Precision Partners’ property, plant and equipment since the August 4, 2017 acquisition.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income of $64.4 in 2017 increased from income of $43.8 in 2016. The increase in income was principally a result of lower amortization of unrealized actuarial losses. In 2017, we incurred no pension or OPEB corridor adjustments. In 2016, we incurred a pension corridor charge of $78.4 and an OPEB corridor credit of $35.3. Although the corridor adjustments affect reported operating and net income, they do not affect our cash flows in the current period. However, we expect to ultimately settle the pension and OPEB obligations in cash. See Critical Accounting Estimates for information on our policy for measurement and recognition of corridor adjustments. We also recorded settlement losses of $25.0 in 2016 as a result of the purchase of non-participating annuity contracts for certain retirees and lump sum payouts to new retirees.

Charges (Credit) for Termination of Pellet Agreement and Related Transportation Costs

In the fourth quarter of 2016, the United States Bankruptcy Court for the District of Minnesota approved a settlement agreement with certain third parties to terminate our long-term iron ore pellet offtake agreement with Magnetation and to wind down Magnetation’s business. In connection with that approval, we recognized charges of $69.5 in the fourth quarter of 2016 that covered both a $36.6 payment we made to the bankruptcy estate in the quarter and additional charges of $32.9 for remaining obligations under contracts with other third parties to transport pellets to our facilities. In the fourth quarter of 2017, we reached an agreement for transportation services that provides a timeframe to begin using the rail cars that were idled after the termination of the pellet supply agreement. As a result, we recorded a credit of $19.3 to reduce the unpaid liability during the fourth quarter of 2017. See Magnetation and Note 4 to the consolidated financial statements for further information.

Asset Impairment Charge

In 2017, we recognized a non-cash asset impairment charge of $75.6, primarily related to the long-lived assets associated with the temporarily idled Ashland Works Hot End. See Note 2 to the consolidated financial statements for further information.

Operating Profit

Operating profit for 2017 of $220.0 was lower than 2016 operating profit of $230.2. Included in the 2017 operating profit was the credit of $19.3 to reduce the transportation liability related to our terminated iron ore pellet offtake agreement and a non-cash asset impairment charge of $75.6, primarily for the Ashland Works Hot End fixed assets. Included in the 2016 operating profit was a net pension/OPEB corridor charge of $43.1, pension settlement charges of $25.0 and charges for the termination of the Magnetation pellet offtake agreement and related transportation costs of $69.5. Also included in operating profit was SunCoke Middletown’s operating profit of $61.7 and $66.0 for 2017 and 2016.

Interest Expense

Interest expense for 2017 decreased to $152.3 from $163.9 in 2016. The decrease from 2016 primarily reflected our successful actions to reduce our principal amount of senior unsecured notes and to refinance debt with lower interest rates in 2017.

Other Income (Expense)

Other income (expense) was expense of $17.1 and $4.9 for 2017 and 2016, primarily as a result of expenses of $21.5 and $9.4 that we incurred in connection with the refinancing of debt in 2017 and 2016. See Note 6 to the consolidated financial statements for further information on long-term debt financing.

Income Tax Expense (Benefit)

The Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017, reduced corporate income tax rates and the corresponding value of our deferred tax assets. As a result, the company’s income tax expense for the fourth quarter of 2017 includes a $32.1 non-cash charge related to this change. We do not expect to incur cash tax liabilities in the near term, including any transition tax on undistributed earnings of our foreign subsidiaries, associated with the U.S. tax legislation due to the availability of existing net operating loss carryforwards.

Other than the effects of the new tax law, our income tax provision is primarily related to changes in our LIFO reserve, which results in a tax valuation allowance adjustment related to our deferred tax assets, and from the allocation of income tax expense to other comprehensive income. The 2017 benefit was primarily attributable to charges to the LIFO reserve. In addition, the 2017 and 2016 results included non-cash income tax benefits of $8.6 and $4.5 from allocating income tax expense to other comprehensive income. As a result, we recorded an income tax benefit of $17.0 in 2017, compared to income tax expense of $3.2 in 2016.

Net Income (Loss) and Adjusted Net Income (Loss) Attributable to AK Steel Holding Corporation

Net income attributable to AK Holding in 2017 was $6.2, or $0.02 per diluted share. The net income in 2017 included a credit of $19.3, or $0.06 per diluted share, to adjust the transportation liability associated with a terminated pellet offtake agreement, an asset impairment charge of $75.6, or $0.24 per diluted share, and a charge for tax legislation of $32.1, or $0.10 per diluted share. Excluding the above items, we reported adjusted net income of $94.6, or $0.30 per diluted share, for 2017.

Net loss attributable to AK Holding in 2016 was $7.8, or $0.03 per diluted share. The net loss in 2016 included a pension corridor charge of $78.4, an OPEB corridor credit of $35.3, and pension settlement charges of $25.0, netting to $68.1, or $0.29 per diluted share. Additionally, the net loss in 2016 included charges to terminate a pellet offtake agreement and related transportation costs of $69.5, or $0.30 per diluted share. Excluding these charges, our adjusted net income was $129.8, or $0.56 per diluted share, for 2016.

Adjusted EBITDA

Adjusted EBITDA was $416.4, or 6.8% of net sales, in 2017, as compared to $501.9, or 8.5% of net sales, in 2016.

2016 Compared to 2015

Steel Shipments

Flat-rolled steel shipments in 2016 were 5,936,400 tons, a 15% decrease from 2015 flat-rolled steel shipments of 6,974,000 tons. The decrease in flat-rolled steel shipments was principally driven by our strategic decision to reduce commodity steel sales to the distributors and converters market, which declined by 41% from 2015. Shipments of flat-rolled steel by product category for 2016 and 2015 as a percent of total flat-rolled steel shipments, were as follows:

Shipments by Product Category

Net Sales

Net sales in 2016 were $5,882.5, a 12% decrease from 2015 net sales of $6,692.9. We received lower pricing in our automotive contracts in 2016, but the impact of better market conditions, reducing our participation in the commodity steel markets and capturing higher spot market pricing offset the automotive contract pricing declines. Our average selling price was $955 per net flat-rolled ton in 2016, a 3% increase from the 2015 average selling price of $929 per net flat-rolled ton. Net sales to customers outside the United States were $655.6, or 11% of total sales, for 2016, compared to $855.7, or 13% of total sales, for 2015 with the 2016 decrease primarily due to lower electrical steel shipments.

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

Depreciation Expense

Depreciation expense increased to $216.6 in 2016 from $216.0 in 2015.

Pension and OPEB Expense (Income)

Pension and OPEB income of $43.8 in 2016 decreased from income of $63.0 in 2015. The decrease in income was principally a result of lower pension assets and related expected returns on assets.

We incurred a pension corridor charge of $78.4 and an OPEB corridor credit of $35.3 in 2016, and a pension corridor charge of $144.3 and an OPEB corridor credit of $13.1 in 2015. Although the corridor adjustments reduce reported operating and net income, they do not affect our cash flows in the current period. However, we expect to ultimately settle the pension obligation in cash. See Critical Accounting Estimates for information on our policy for measurement and recognition of corridor charges (credits). We also recorded settlement losses of $25.0 in 2016 as a result of the purchase of non-participating annuity contracts for certain retirees and lump sum payouts to new retirees.

Charges for Termination of Pellet Agreement and Related Transportation Costs

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

Operating Profit

Operating profit for 2016 of $230.2 was higher than 2015 operating profit of $86.7. Included in the 2016 operating profit was the net pension/OPEB corridor charge of $43.1, the pension settlement charges of $25.0 and charges for the termination of the Magnetation pellet offtake agreement and related transportation costs of $69.5. Included in the 2015 operating profit was a $28.1 charge to temporarily idle the Ashland Works Hot End and the net pension/OPEB corridor charge of $131.2. Also included was operating profit from SunCoke Middletown of $66.0 and $62.6 for 2016 and 2015.

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

Other Income (Expense)

Other income (expense) was $4.9 of expense for 2016 and other income of $1.4 for 2015. During 2016, we repurchased the $380.0 of senior secured notes due 2018 and an aggregate principal amount of $10.4 of senior notes due 2022. These 2016 debt transactions generated $9.4 of losses in other income (expense). During 2015, we repurchased an aggregate principal amount of $23.8 of the 2021 Notes in private, open market transactions and recognized gains on the repurchases of $9.4. See Note 6 to the consolidated financial statements for further information on long-term debt financing. Other income (expense) included our share of Magnetation losses of $16.3 for 2015.

Income Taxes

We recorded income tax expense of $3.2 in 2016, compared to $63.4 in 2015. We adjust our tax valuation allowance on our deferred tax assets for changes in our LIFO reserve, significantly affecting our income tax provision. Therefore, the income tax expense was lower in 2016 from 2015 principally due to a significant decline in LIFO credit. In addition, 2016 income tax expense included a non-cash income tax benefit of $4.5 from allocating income tax expense to other comprehensive income, compared to $13.2 in 2015.

Net Income (Loss) and Adjusted Net Income (Loss) Attributable to AK Steel Holding Corporation

Net loss attributable to AK Holding in 2016 was $7.8, or $0.03 per share. The net loss in 2016 included a pension corridor charge of $78.4, an OPEB corridor credit of $35.3 and a pension settlement charge of $25.0, netting to $68.1, or $0.29 per diluted share. Additionally the net loss in 2016 included charges to terminate the Magnetation pellet offtake agreement and related transportation costs of $69.5, or $0.30 per diluted share. Excluding the above charges, we had adjusted net income of $129.8, or $0.56 per diluted share, for 2016.

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

Adjusted EBITDA

Adjusted EBITDA was $501.9, or 8.5% of net sales, for 2016, and $393.4, or 5.9% of net sales, for 2015.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA, adjusted EBITDA margin and adjusted net income (loss) that exclude the effects of noncontrolling interests, pension and OPEB net corridor and settlement charges, charges (credit) for the termination of an iron ore pellet offtake agreement and related transportation costs, impairment charges for our investments in Magnetation and AFSG, charges for temporarily idling facilities, an asset impairment charge and a charge for the change in U.S. income tax law. We believe that reporting adjusted net income (loss) attributable to AK Holding (as a total and on a per share basis) with these items excluded more clearly reflects our current operating results and provides investors with a better understanding of our overall financial performance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, we have made adjustments to EBITDA to also exclude the effect of noncontrolling interests, pension and OPEB net corridor and settlement charges, charges (credit) for the termination of an iron ore pellet offtake agreement and related transportation costs, impairment charges for our investments in Magnetation and AFSG and charges for temporarily idling facilities, an asset impairment charge and a charge for the change in U.S. income tax law. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze our financial results in relation to those of our competitors and to our prior financial performance by excluding items that otherwise would distort the comparison. Adjusted EBITDA, adjusted EBITDA margin and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

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

Reconciliation of Adjusted EBITDA

	2017	2016	2015
Net income (loss) attributable to AK Holding	$6.2	$(7.8)	$(509.0)
Net income attributable to noncontrolling interests	61.4	66.0	62.8
Income tax expense (benefit)	(17.0)	3.2	63.4
Interest expense	152.3	163.9	173.0
Interest income	(1.4)	(1.6)	(1.3)
Depreciation	226.0	216.6	216.0
Amortization	10.3	4.8	8.4
EBITDA	437.8	445.1	13.3
Less: EBITDA of noncontrolling interests (a)	77.7	80.8	77.1
Pension and OPEB net corridor and settlement charges	—	68.1	131.2
Charges (credit) for termination of pellet agreement and related transportation costs	(19.3)	69.5	—
Impairment of Magnetation investment	—	—	256.3
Impairment of AFSG investment	—	—	41.6
Charge for facility idling	—	—	28.1
Asset impairment charge	75.6	—	—
Adjusted EBITDA (b)	$416.4	$501.9	$393.4
Adjusted EBITDA margin	6.8%	8.5%	5.9%

(a)	The reconciliation of net income attributable to noncontrolling interests to EBITDA of noncontrolling interests is as follows:

	2017	2016	2015
Net income attributable to noncontrolling interests	$61.4	$66.0	$62.8
Depreciation	16.3	14.8	14.3
EBITDA of noncontrolling interests	$77.7	$80.8	$77.1

(b)
Included in adjusted EBITDA and adjusted net income (loss) for the years ended December 31, 2017 and 2016, were $31.6 and $45.6, or $0.10 and $0.20 per diluted share, of unrealized gains on iron ore derivatives that do not qualify for hedge accounting.

Reconciliation of Adjusted Net Income (Loss)

	2017	2016	2015
Reconciliation to Net Income (Loss) Attributable to AK Holding
Net income (loss) attributable to AK Holding, as reported	$6.2	$(7.8)	$(509.0)
Pension and OPEB net corridor and settlement charges	—	68.1	131.2
Charges (credit) for termination of pellet agreement and related transportation costs	(19.3)	69.5	—
Impairment of Magnetation investment	—	—	256.3
Impairment of AFSG investment	—	—	41.6
Charge for facility idling	—	—	28.1
Asset impairment charge	75.6	—	—
Non-cash charge for U.S. tax legislation	32.1	—	—
Adjusted net income (loss) attributable to AK Holding (b)	$94.6	$129.8	$(51.8)

Reconciliation to Diluted Earnings (Loss) per Share
Diluted earnings (loss) per share, as reported	$0.02	$(0.03)	$(2.86)
Pension and OPEB net corridor charge/settlement loss	—	0.29	0.74
Charges (credit) for termination of pellet agreement and related transportation costs	(0.06)	0.30	—
Impairment of Magnetation investment	—	—	1.44
Impairment of AFSG investment	—	—	0.23
Charge for facility idling	—	—	0.16
Asset impairment charge	0.24	—	—
Non-cash charge for U.S. tax legislation	0.10	—	—
Adjusted diluted earnings (loss) per share (b)	$0.30	$0.56	$(0.29)

Liquidity and Capital Resources

In 2017, we created additional financial flexibility to better position us to execute our strategic priorities. Our actions in 2017 included refinancing senior notes at lower rates, extending maturities and eliminating other financing obligations. Additionally, we entered a new Credit Facility that extended its maturity and more closely aligned its borrowing limit with the collateral that supports it.

The new $1,350.0 Credit Facility, which expires September 2022, is secured by the same classes of assets as the old $1,500.0 credit facility, which was set to expire in March 2019. At December 31, 2017, we had total liquidity of $844.5, consisting of $37.2 of cash and cash equivalents and $807.3 of availability under the Credit Facility. Our obligations under our Credit Facility are secured by our inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on our varying levels of eligible collateral. Our eligible collateral was $1,328.8 at December 31, 2017, after application of applicable advance rates. At December 31, 2017, we had $450.0 of outstanding borrowings under the Credit Facility, and $71.5 of outstanding letters of credit that further reduced availability. During the year ended December 31, 2017, our borrowings from the credit facilities ranged from zero to $520.0, with outstanding borrowings averaging $175.0 per day. The Credit Facility provides us with enhanced liquidity and financial and strategic flexibility.

We believe that our current sources of liquidity will be adequate to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. Consolidated cash and cash equivalents of $38.0 at December 31, 2017, includes $0.8 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use. We may use the Credit Facility as necessary to fund requirements for working capital, capital investments and other general corporate purposes. Otherwise, we have no scheduled debt maturities until November 2019, when $150.0 of 5.0% Exchangeable Senior Notes (the “Exchangeable Notes”) are due. Our Credit Facility is scheduled to expire in September 2022 and any amounts outstanding under it at the time of expiration would need to be repaid or refinanced.

We regularly evaluate accessing the equity and debt capital markets as a source of liquidity if we view conditions as favorable, including issuing additional equity, as part of our efforts to improve our capital structure. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

For longer-term obligations, we have significant debt maturities and other obligations that will be due in future periods, including possible required cash contributions to our qualified pension plan. For further information, see the Contractual Obligations section.

Cash from operating activities totaled $198.8 for 2017, which includes $77.1 that was generated by and can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Cash generated from a $46.2 increase in accounts payable was partially offset by a $34.4 increase in accounts receivable. During the year, we made required annual pension contributions of $44.1 and payments for other pension and OPEB benefits of $40.7. The remaining cash from operations was generated from normal business activities for the year.

Investing and Financing Activities

During 2017, net cash used for investing activities totaled $508.7, primarily due to our acquisition of Precision Partners for $360.4, net of cash acquired, and for capital expenditures.

Net cash from financing activities in 2017 was $174.7, primarily from borrowings on the Credit Facility to acquire Precision Partners and to refinance debt to extend the maturities for two series of senior unsecured notes at lower interest rates. In March 2017, as part of a transaction to refinance our 7.625% Senior Notes due May 2020, we issued $400.0 aggregate principal amount of 7.00% Senior Unsecured Notes due March 2027 and generated net proceeds of $394.0 after underwriting discount. In August 2017, as part of a transaction to refinance our 8.375% Senior Notes due April 2022, we issued $280.0 aggregate principal amount of 6.375% Senior Unsecured Notes due October 2025 and generated net proceeds of $275.8 after underwriting discount.

In addition to refinancing debt, we also acquired the Research and Innovation Center capital lease for $26.6, effectively settling the liability. The total cash used for financing activities also includes $79.1 of payments from SunCoke Middletown to SunCoke.

Restrictions Under Debt Agreements

The indentures governing our senior indebtedness and tax-exempt fixed-rate industrial revenue bonds (“IRBs”) (collectively, the “Notes”) and Credit Facility contain restrictions and covenants that may limit our operating flexibility. The Credit Facility contains customary restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, dispositions, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the total commitments under the Credit Facility or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $135.0. We are in compliance with restrictions and covenants under our Credit Facility and Notes and, in the absence of any significant and sustained material adverse events, expect that we will remain in compliance for the foreseeable future.

The indentures governing the Notes (other than the Exchangeable Notes) include customary restrictions on (a) the incurrence of additional debt by certain of our subsidiaries, (b) the incurrence of certain liens, (c) the amount of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. They also contain customary events of default. In addition, the indenture governing the 7.50% Senior Secured Notes due July 2023 includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us.

We do not expect any of these restrictions to affect or limit our ability to conduct our business in the ordinary course. During 2017, we were in compliance with all the terms and conditions of our debt agreements.

Capital Investments

Cash used for capital investments in 2017 totaled $152.5. For 2018, we expect to make capital investments of $160.0. This amount could be adjusted based on changes in market conditions or operational needs. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings from our Credit Facility.

Employee Benefit Obligations

In addition to actions taken in prior years to reduce the growth of employee benefit obligations, we continue to actively seek options to de-risk our pension and OPEB obligations. Actions taken in prior years include closing our major pension plan to new participants, freezing all benefits under the plan and transferring a portion of the pension obligations and related assets to an insurance company.

Long-term pension and OPEB obligations declined by approximately $200.0 in 2017, primarily due to achieving higher pension plan asset returns than our expected return assumption, contributing $44.1 to the pension trust, and making benefit payments during the year. We will be required to make contributions to our major underfunded plan’s pension trust of varying amounts until it is fully funded, and some of these contributions could be substantial. We are required to make approximately $51.0 of pension contributions in 2018. Based on current actuarial assumptions, we expect to make required annual pension contributions of approximately $35.0 for 2019 and $10.0 for 2020. The amount and timing of future required contributions to the pension trust depend on assumptions about future events. The most significant of these assumptions are the future investment performance of the pension funds, actuarial data about plan participants and the interest rate we use to discount benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation or increased pension insurance premiums, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases. We changed our assumption for future expected returns on plan assets to 7.00% from 7.25%, effective January 1, 2018. This change will reduce our pension income in 2018 from 2017 by approximately $6.0.

We provide healthcare benefits to a significant portion of our employees and retirees. OPEB benefits have been either eliminated for new employees or are subject to caps on the share of benefits we pay. Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range that trends down from $38.8 in 2018 to $10.1 over the next 30 years.

In recent years, we have made multiple advances in reducing and de-risking our pension obligations. During 2016, we transferred to a highly rated insurance company $210.3 of pension obligations for approximately 10,000 retirees or their beneficiaries, which collectively represented approximately 36% of the total pension plan participants receiving payments. As part of these transactions, we transferred a similar amount of pension trust assets to purchase two non-participating annuity contracts that require the insurance company to pay the transferred pension obligations to the pension participants.

Off-Balance Sheet Arrangements

There were no material off-balance sheet arrangements as of December 31, 2017.

Selected Factors that Affect Our Operating Results

Automotive Market

We sell a significant portion of our carbon and stainless steel flat-rolled and tubular products directly to automotive manufacturers and their Tier 1 suppliers, as well as to distributors, service centers and converters who in some cases resell the products to the automotive industry. Because the automotive market is an important element of our business and growth strategy, North American light vehicle production has a significant impact on our total sales and shipments. North American light vehicle production declined slightly to approximately 17.1 million units, representing a 3% decrease from the prior year, but the decline was more significant in the United States and Canada, where most of our steel is used. As a result, our steel shipments to the automotive industry declined 10% primarily as a result of the market decline and automotive manufacturers’ earlier plans to use more alternative materials.

Substantially all of Precision Partners’ revenue is from the automotive market. Its revenue from stamped components in 2017 was also impacted by the decline in light vehicle production.

Carbon Steel Spot Market

We intentionally and substantially reduced our sales and shipments of lower-margin carbon steel to the spot market in 2017 and 2016. Before 2016, a significant percentage of our sales and shipments of carbon steel were made into the domestic spot market. Generally, sales into the carbon steel spot market are sold at prevailing market prices, which can be highly volatile, and can be subject to intense competition from both low-cost domestic producers and cheap, unfairly traded foreign imports. Fluctuations in spot market prices have a direct effect on our results and are driven by factors mostly outside our control. In addition, the spot market price fluctuations do not always directly correlate with our raw material and energy costs and consequently we have limited ability to pass through increases in costs to customers absent increases in the market price.

In response to the challenges facing the carbon steel spot market, in late 2015 we implemented a strategy to reduce our exposure to that market. The most important action to implement this strategy was our decision to temporarily idle the Ashland Works Hot End, which allowed us to reduce our exposure to lower-margin, commodity steel products and focus our product mix on value-added steel products with better margins. During the quarter ended December 31, 2017, we recognized a non-cash asset impairment charge of $75.6, primarily related to the long-lived assets associated with the Ashland Works Hot End. The Ashland Works Hot End remains on temporary idle and no determination has been made regarding the long-term status of the operations.

Specialty Electrical and Stainless Steel Markets

We are a leading manufacturer of grain-oriented electrical steel (“GOES”) and other electrical steels, which we sell to customers primarily in North America and Europe. We have experienced a substantial decline in shipments to international markets due to global overcapacity and both direct and indirect effects of European and Chinese trade actions. In addition, declines in electrical steel shipments within North America are also occurring due to substantial increases in imports.

We are also a leading manufacturer of value-added stainless steel, primarily for the automotive market. Stainless steel is typically priced based on a system of surcharges to reflect changes in the cost of certain raw materials. Thus, while we expect revenues will generally offset changes in costs, there may be a timing lag from the change in costs in one period to the change in revenue in a different period. In the fourth quarter of 2017, we announced and began implementing a monthly stainless steel surcharge for all stainless steel product shipments in order to recover our significantly increased costs for graphite electrodes, which we believe are being driven principally by a tightening supply in China of needle coke, an important raw material for graphite electrodes.

Trade Cases

Section 232 Investigation of Imported Foreign Steel

On April 19, 2017, the Commerce Department initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. pose a threat to U.S. national security. On January 11, 2018, the Commerce Department delivered a report to the President making recommendations as a result of its Section 232 investigation. This report has not been publicly released. Within 90 days of receiving the report, the President is expected to determine the nature and duration of any actions to be taken to ensure that imports of foreign steel will not threaten to impair U.S. national security. Such actions may include, without limitation, quotas, tariffs, fees or other measures as a means of adjusting the threatening imports. We strongly support these actions and we have and will continue to cooperate with the investigation to the fullest extent.

Coated Steel

On June 3, 2015, we, along with five other domestic producers, filed anti-dumping (“AD”) and countervailing duty (“CVD”) petitions against imports of corrosion-resistant (“Coated”) steel from China, India, Italy, South Korea and Taiwan. The petitions alleged that unfairly traded imports of Coated steel from those five countries are causing material injury to the domestic industry. On May 25, 2016, the Commerce Department announced final affirmative determinations that (a) imports of Coated steel from China, India, Italy, South Korea and Taiwan are being sold at less-than-fair-value and should be subject to final AD duties, and that (b) imports of Coated steel from China, India, Italy and South Korea are benefiting from government subsidies and should be subject to CVD duties. After correcting certain ministerial errors, the Commerce Department calculated final dumping and subsidy margins as follows:

Country	Coated Steel CVD Margins	Coated Steel AD Margins
China	241.07% – 39.05%	209.97%
India	29.49% – 8.00%	4.43% – 3.05%
Italy	38.51% – 0.00%	92.12% – 12.63%
South Korea	1.19% – 0.00%	47.80% – 8.75%
Taiwan	0.00%	10.34%

On June 24, 2016, the ITC determined that the domestic steel industry is materially injured by reason of imports of Coated steel from China, India, Italy, South Korea and Taiwan that are sold in the United States at less than fair value and that such products are subsidized by the governments of China, India, Italy and South Korea. As a result of the Commerce Department’s and the ITC’s final determinations, importers are required to post cash deposits with the U.S. government on imports of Coated steel from China, India, Italy, South Korea and Taiwan at the above CVD margins and AD margins. AD and CVD measures remain in effect for a minimum of five years.

Several of the named countries have filed appeals of the final determinations on Coated steel with the Court of International Trade (“CIT”). On January 23, 2018, the CIT issued a decision reversing and remanding to the Commerce Department its final determination on AD margins for subject Taiwanese producers. The Commerce Department must issue a remand decision within 90 days of the CIT decision. We intend to request that the Commerce Department issue a remand decision that supports the AD duties previously applied against the Taiwanese producers. We will continue to vigorously oppose this and all other appeals of the final affirmative determinations on imports of Coated steel.

On September 23, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing Coated steel into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese Coated steel that originated in China be subjected to the same AD and CVD duties of shipments of Coated steel imported directly from China. On December 5, 2017, the Commerce Department announced preliminary affirmative rulings that Coated steel imported from Vietnam produced from steel that originated in China is circumventing existing AD and CVD orders on Coated steel imported from China. The Commerce Department instructed the U.S. Customs and Border Protection (the “CBP”) to begin collecting cash deposits on all imports of Coated steel produced in Vietnam using Chinese-origin steel. The CBP began collecting AD and CVD cash deposits on imports of such Coated steel produced in Vietnam at rates of 199.43 and 39.05 percent, respectively. These cash deposit rates were previously established in the trade case investigation on Coated steel from China. Duties apply to all shipments entering the United States on or after November 4, 2016, the date the circumvention inquiries were initiated, that remain unliquidated.

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

Several of the named countries have filed appeals of the final determinations on cold-rolled steel with the CIT. We will oppose all appeals vigorously.

On September 27, 2016, we and other domestic producers made a filing with the Commerce Department asserting that Chinese steel producers are attempting to circumvent the AD and CVD duties discussed above by transshipping Chinese steel through Vietnam for minor processing before importing cold-rolled steel into the U.S. market. Our filing requests that the Commerce Department find that imports of Vietnamese cold-rolled steel that originated in China be subjected to the same AD and CVD duties of shipments of cold-rolled steel imported directly from China. On December 5, 2017, the Commerce Department announced a preliminary affirmative ruling that cold-rolled steel imported from Vietnam produced from steel that originated in the China is circumventing existing AD and CVD orders on cold-rolled steel imported from China. The Commerce Department instructed U.S. Customs and Border Protection to begin collecting cash deposits on all imports of cold-rolled steel produced in Vietnam using Chinese-origin steel. CBP began collecting AD and CVD cash deposits on imports of such cold-rolled steel produced in Vietnam at rates of 265.79 and 256.44 percent, respectively. These cash deposit rates were previously established in the prior trade case investigation on cold-rolled steel from China. Duties apply to all shipments entering the United States on or after November 4, 2016, the date the circumvention inquiries were initiated, that remain unliquidated.

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

In addition, on July 25, 2017, the ITC held the final hearing on its five-year “sunset” review of the outstanding orders on stainless steel sheet and strip from Japan, Korea and Taiwan. On August 30, 2017, the ITC announced final determinations favorable to the U.S. steel industry. As a result of the ITC’s final determinations, the existing AD orders on imports from Japan, Korea and Taiwan and the existing CVD order on imports of the subject stainless steel sheet and strip products from Korea will remain in place for an additional five years.

Research, Innovation and Operations

We are aligning, enhancing and using our production resources to invest in innovation, reduce operating costs and modify production capacity for innovative and higher-margin carbon, electrical and stainless steel grades at all locations. As part of our underlying strategy to focus on higher-value materials and minimize exposure to commodity products, our investment in research and innovation during the past three years has been $28.1, $28.3 and $27.6 in 2017, 2016 and 2015. In addition, we acquired the Research and Innovation Center capital lease for $26.6 in October 2017.

In 2016, we completed a strategic upgrade of our state-of-the-art hot-dip galvanizing line at our Dearborn Works. Enhanced furnace technology and modifications to the line’s configuration expanded the line’s capabilities to also operate as a continuous anneal line. As a result, we began producing both coated and cold-rolled Next-Generation AHSS products, including our recently introduced NEXMET products, on the same line as our existing steels.

Early in 2017, we celebrated the grand opening of our new Research and Innovation Center in the Cincinnati/Dayton growth corridor. The Research and Innovation Center is home to over 100 members of our expanded team of researchers, scientists and engineers. The new facility supports our innovation team to expand its leading-edge research, applications engineering, advanced engineering, product development and customer technical services. The facility features prototype laboratories, analytical laboratories, collaborative spaces, pilot lines and new operational simulators that replicate critical steel manufacturing operations, helping us pursue our innovation initiatives.

Raw Materials and Supplies

Iron Ore

Iron ore is one of the principal raw materials required for our steel manufacturing operations. We purchased approximately 6.3 million tons of iron ore pellets in 2017 and expect to purchase approximately 6.5 million tons in 2018. We make most of our purchases of iron ore at negotiated prices under multi-year agreements. For 2018, we expect to purchase most of our iron ore from one supplier. The price we pay for iron ore is affected by a variety of factors under the terms of our contracts, including measures of general industrial inflation and steel prices and a variable-price mechanism that adjusts the annual average price we pay for iron ore based on reference to an iron ore index referred to as the “IODEX”. A change in one of more of the factors upon which our iron ore price is determined (whether that may be the IODEX, inflation, steel prices or other indices) typically affects to varying degrees the price we pay for iron ore. Thus, the actual impact on us from a change in these factors will vary depending on the percentage of the total iron ore we purchase and how much each factor is weighted for pricing under related contracts. In addition, the total net cost we pay for iron ore is affected by our hedging activities, which are described below.

In addition to integrated risk strategies, we use derivative financial instruments to manage iron ore price risk that we cannot mitigate through our customer contracts. We use derivative instruments to reduce our exposure if iron ore costs increase, but these instruments can also reduce potential benefits if iron ore costs decline. We employ a systematic approach in our hedging strategy to mitigate iron ore exposure. We hedge a higher proportion of our near-term iron ore exposure and a lower proportion for our longer-term exposure through a combination of swaps and options. As of December 31, 2017, we have hedged the IODEX component for a portion of our iron ore purchases for 2018 and 2019 through the use of iron ore derivatives with notional amounts of 1,465,000 tons and 875,000 tons. Our hedging activities further reduce our exposure to changes in the IODEX on the total cost we pay for iron ore.

During late 2016, we terminated our iron ore pellet offtake agreement with Magnetation, which caused our iron ore derivatives to no longer meet the accounting criteria for hedge accounting treatment. As a result, we now account for those derivatives on a mark-to-market basis with immediate recognition of changes in the fair value of the derivative contracts in earnings when the change occurs, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition.

Electrodes

During 2017 we began to experience rapidly rising costs for graphite electrodes, which we believe are being driven principally by a tightening supply in China of needle coke, an important raw material for graphite electrodes. We believe increasing costs are likely to continue into 2018 until supply-side factors are resolved. Because we and other stainless steel producers use graphite electrodes to produce stainless steel products, the rising electrode costs can have a detrimental impact on financial results. Therefore, in October 2017 we began to implement an electrode surcharge for our shipments of stainless steel products. This surcharge has been implemented with both contract and spot market customers of stainless steel.

Acquisition of Precision Partners

On August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Founded in 1955, Precision Partners is headquartered in Ontario, Canada, and has more than 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. Precision Partners specializes in manufacturing lightweight, complex components and assemblies, and it offers a broad portfolio of highly-engineered solutions. Among other benefits, we believe this strategic acquisition will:

•	complement our core focus on product innovation, accelerating the development and introduction of existing and new AHSS and PHS to the high-growth automotive lightweighting space;

•	provide a fully integrated downstream platform that further strengthens our close collaboration with our automotive customers and their Tier 1 suppliers; and

•	leverage our expertise in metals forming with Precision Partners’ expertise in tool design and advanced product design-engineering capabilities in hot and cold stamping.

With our acquisition of Precision Partners, we have added a well-respected supplier to our core automotive market whose business has commanded higher margins with less capital intensity. Importantly, we believe that our addition of Precision Partners has the potential to dramatically accelerate our efforts to drive adoption of our innovative steel products by automotive manufacturers and their Tier 1 suppliers. Our steelmaking experts and Precision Partners’ engineers have already begun numerous collaboration projects aimed at achieving this goal, as Precision Partners’ expertise in tool design and stamping capabilities has allowed us to deliver to customers fully formed prototypes of automotive components utilizing our innovative steel products. As such, we are now able to provide true component solutions through prototype automotive parts, rather than attempting to showcase our advanced steels to customers through computer models and flat-rolled steel samples, as in the past. This approach has and will continue to demonstrate to customers that they can significantly lightweight automotive parts on an accelerated timeline by using our high-strength, highly formable grades of steel in place of traditional lower-strength grades. In addition, these collaborative projects are enhancing Precision Partners’ knowledge and experience in tool design and build, and stamping of new, advanced grades of steel, enabling it to provide expert solutions to automotive customers now and in the future.

Labor Agreements

At December 31, 2017, we employed approximately 9,200 people, of which approximately 5,700 are represented by labor unions under various contracts that expire between 2018 and 2021.

Several labor agreements were ratified in 2017. In the first quarter of 2017, members of the United Steel Workers, Local 169, ratified a labor agreement covering approximately 305 hourly employees at Mansfield Works. The new agreement expires March 31, 2021. In the third quarter of 2017, members of the United Auto Workers, Local 3044, ratified a labor agreement covering approximately 330 hourly employees at our Rockport Works. The new agreement expires September 30, 2021. In the fourth quarter of 2017, members of the United Steel Workers, Local 1915, ratified a labor agreement covering approximately 90 hourly employees at the Walbridge, Ohio facility with our wholly-owned subsidiary AK Tube LLC. The new agreement is effective January 22, 2018 and expires January 22, 2021. In the fourth quarter of 2017, members of the United Auto Workers, Local 600, ratified a labor agreement covering approximately 1,170 hourly employees at our Dearborn Works. The new agreement expires July 31, 2021.

The current agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which represents approximately 1,725 hourly employees at our Middletown Works, expires on March 15, 2018. The agreement with the United Steel Workers, Local 1865, which represents approximately 305 hourly employees at our Ashland Works, expires on September 1, 2018.

Potential Impact of Climate Change Legislation

On an ongoing basis we assess the potential impacts and implications of climate change and associated legislation and regulation on our business, operations, customers, suppliers, markets and other relevant areas. In 2010, the EPA issued a final “tailoring rule” providing new regulations governing major stationary sources of greenhouse gas emissions under the Clean Air Act. Generally, the tailoring rule requires that new or modified sources of high volumes of greenhouse gases must follow heightened permit standards and lower emissions thresholds. The EPA continues to work on further greenhouse gas emissions rules that would apply more broadly and to lower levels of emission sources. In 2014, the U.S. Supreme Court partially upheld and partially invalidated the tailoring rule. The decision’s impact will often require us to conduct a best available control technology analysis for greenhouse gases for new major projects. The tailoring rule will not materially adversely affect us in the near term and we cannot reliably estimate the regulation’s long-term impact. However, there are a number of factors that may affect us, including the EPA’s tailoring rule and other similar regulations, such as the EPA’s Clean Power Plant Rule established on August 3, 2015, implications from the Paris Climate Agreement arising from the 2015 United Nations Climate Change Conference or similar accords relating to climate change. These and other factors could cause us to suffer negative financial impacts over time from increased energy, environmental and other costs needed to comply with the limitations that our suppliers would impose on us directly or indirectly.

In 2017, the EPA announced its intention to repeal the Clean Power Plant Rule and the U.S. State Department gave formal notice of its intent to withdraw from the Paris Climate Agreement. The earliest date for the United States to completely withdraw from the Paris Agreement is November 4, 2020. Given these recent developments, we expect the near-term negative impacts to our business directly arising from climate change legislation to be low. However, we do not expect the potential challenges to our business arising from climate change to decline in the long term, and we do not expect our key customers in our principal markets to substantially reduce their focus on climate change-related issues. This is particularly true for our automotive manufacturer customers, who remain subject to CAFE standards and other regulations aimed at reducing vehicle emissions. In addition, automotive manufacturers typically design light vehicle platforms for multiple international markets, so other countries’ climate change legislation and regulations that govern the automotive manufacturers likely will continue to affect their approach for the U.S. market.

In addition, the possibility exists that some form of federally-enacted legislation or additional regulations in the U.S. may further impose limitations on greenhouse gas emissions. In the past, bills have been introduced in the United States Congress that aim to limit carbon emissions over long periods from facilities that emit significant amounts of greenhouse gases. Such bills, if enacted, would apply to the steel industry, in general, and to us, in particular, because producing steel from elemental iron creates carbon dioxide, one of the targeted greenhouse gases. Although we and other steel producers in the United States are actively participating in research and development to develop technology, processes and approaches for reducing greenhouse gas emissions, these developments will take time and it is impossible to predict when or to what degree these efforts will be successful. To address this need for developing new technologies, approaches and processes, not just in the steel industry but elsewhere, proposed legislative bills have been introduced in the past that included a system of carbon emission credits. Such credits would be available to certain companies for a period, similar to the European Union’s existing “cap and trade” system. However, it is virtually impossible to forecast the provisions of any such final legislation and its effects on us.

If regulation or legislation to address climate change or regulate carbon emissions is enacted, it is reasonable to assume that the net financial impact on us will be negative, despite some potential benefits discussed below. On balance, such regulation or legislation likely would cause us to incur increased energy, environmental and other costs to comply with the limitations that would be imposed on greenhouse gas emissions. For example, additional costs could take the form of new or retrofitted equipment or the development of new technologies (e.g., sequestration) to try to control or reduce greenhouse gas emissions.

The future enactment of climate control or greenhouse gas emissions legislation or regulation could produce benefits for us that would offset somewhat the adverse effects noted above. For example, if climate control legislation or regulation continues to drive automotive manufacturers to meet higher fuel efficiency targets, we could benefit from increased sales of our broad portfolio of products: NOES for H/EVs, stainless steels needed for exhaust systems and other components for more efficient engines, and AHSS products to lightweight automobiles. Moreover, if climate change legislation provides further incentives for energy efficiency, up to certain levels, we could benefit from increased sales of our GOES products, which are among the most energy-efficient electrical steels in the world. We sell our electrical steels primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators, the demand for which could grow if energy efficiency standards increase. In addition, climate control legislation may enhance sales of our products in different ways. For instance, if the legislation promotes the use of renewable energy technology, such as wind or solar technology, it could increase demand for our high-efficiency electrical steel products used in power transformers, which are needed to connect these new sources to the electricity grid.

The ultimate impacts on us from any additional climate change or emissions reduction legislation or regulation would depend on the final terms of any such legislation or regulation. Presently, we are unable to predict with any reasonable degree of accuracy when or even if climate control legislation or regulation will be enacted, or if it is, what its terms and applicability to us will be. As a result, we currently have no reasonable basis to reliably predict or estimate the specific effects any eventually enacted laws may have on us or how we may be able to reduce any negative impacts on our business and operations. In the meantime, the items described above provide some indication of the potential mixed impact on us from climate control legislation or regulation generally.

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

On October 6, 2016, the Bankruptcy Court approved a Global Settlement Agreement (“Settlement Agreement”) among us, Magnetation, Magnetation Inc., and Magnetation’s revolving credit facility lenders, senior secured noteholders and debtor-in-

possession facility lenders to terminate the iron ore pellet offtake agreement with Magnetation and to wind down Magnetation’s business. Among other terms of the Settlement Agreement, we agreed to make a cash payment (“Termination Payment”) to Magnetation’s Chapter 11 estate in order to terminate our offtake agreement with Magnetation and cease purchasing iron ore pellets from Magnetation. The next day, the transactions contemplated by the Settlement Agreement were completed and we made a Termination Payment of $36.6, thereby terminating the pellet offtake agreement. In connection with the approval of the Settlement Agreement, we recognized charges of $69.5 in the fourth quarter of 2016, consisting of the $36.6 Termination Payment and additional charges of $32.9 for remaining obligations under contracts with other third parties to transport pellets to our facilities over the next 12 years. In the fourth quarter of 2017, we reached an agreement for transportation services that provides a timeframe to begin using the rail cars that were idled after the termination of the pellet supply agreement. As a result, we recorded a credit of $19.3 during the fourth quarter of 2017 to reduce the unpaid liability.

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

Environmental and Legal Contingencies

We are involved in a number of environmental and other legal proceedings. We record a liability when we determine that litigation has commenced or a claim or assessment has been asserted and, based on available information, it is probable that the outcome of the litigation, claim or assessment, whether by decision or settlement, will be unfavorable and the amount of the liability is reasonably estimable. We measure the liability using available information, including the extent of damage, similar historical situations, our allocable share of the liability and, in the case of environmental liabilities, the need to provide site investigation, remediation and future monitoring and maintenance. We record accruals for probable costs based on a combination of litigation and settlement strategies on a case-by-case basis and, where appropriate, supplement those with incurred-but-not-reported development reserves. However, amounts we record in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental and legal proceedings may, therefore, be higher than those we have recorded on our financial statements. In addition, changes in assumptions or the effectiveness of our strategies can materially affect results of operations in future periods.

Pension and OPEB Plans

Accounting for retiree pension and healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, anticipated mortality rates, the benchmark interest rate used to discount benefits to their present value, anticipated future increases in healthcare costs and our obligations under collective bargaining agreements with respect to pension and healthcare benefits for retirees. Changing any of these assumptions could have a material effect on the calculation of our total obligation for future pension and healthcare benefits.

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation or remeasurement is performed. The major factors contributing to our actuarial gains and losses are changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants. We believe the mortality assumptions selected for determining the expected lives of plan participants are most closely associated with the expected lives of our plan participants. However, selecting other available assumptions would likely increase the plan obligations. In addition, a major factor contributing to actuarial gains and losses for our pension plan is the difference between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional factors generally contributing to actuarial gains and losses. However, we do not expect changes in these OPEB assumptions to have a material effect on us since most of the plans have caps on the share of benefits we pay. In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense we record. For example, a 25 basis point decrease in the discount rate would decrease the interest cost component of pension income in 2018 by $4.5. A 25 basis point decrease in the discount rate would have increased the pension obligation at December 31, 2017, by approximately $64.0 and the OPEB obligation by approximately $11.0. A 100 basis point decrease in the expected rate of return on pension plan assets would decrease the projected 2018 pension income by approximately $23.2.

Under our method of accounting for pension and OPEB plans, we recognize into income any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets as of the measurement date, defined as the corridor. Amounts inside the corridor are amortized over the plan participants’ life expectancy. Our method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States. Faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments.

Asset Impairment

We have various assets that are subject to impairment testing, including equity method investments, property, plant and equipment and goodwill. If circumstances indicate that an asset has lost value below its carrying amount, we review the asset for impairment. We evaluate the effect of changes in operations and estimate future cash flows to measure fair value. We use assumptions, such as forecasted growth rates and cost of capital, as part of these analyses and our selections of the assumptions to use can result in different conclusions. We believe the data and assumptions used are appropriate in the circumstances and consistent with internal projections. The most recent annual goodwill impairment tests indicated that the fair values of the relevant reporting units were in excess of their carrying value. However, our businesses operate in highly cyclical industries and the valuation of these businesses can fluctuate, which may lead to impairment charges in future periods. Fair value is determined using quoted market prices, estimates based on prices of similar assets, or anticipated cash flows discounted at a rate commensurate with risk.

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

As a result of the temporary idling of the Ashland Works blast furnace and steelmaking operation in 2015, we considered the need for an impairment of the long-lived assets and determined that no impairment was indicated based on the expected temporary nature of the idling. At the end of 2016, we updated our assessment of the need for impairment of the temporarily idled Ashland Works’ long-lived assets and determined that no impairment existed since we believed the idling was still temporary. During the quarter ended December 31, 2017, we recognized a non-cash asset impairment charge of $75.6, primarily related to the long-lived assets associated with the Ashland Works Hot End. The Ashland Works Hot End remains on temporary idle and no final determination has been made regarding the long-term status of the operations. However, we continue to engage in regular reviews of the potential viability of the Ashland Works Hot End, including an assessment of the most significant risks and benefits of a permanent idling of those operations. As part of these reviews, we take into consideration, among other items, our strategic focus on reducing participation in commodity markets to position us for sustainable profitability and whether we anticipate that future market conditions will enable production from the Ashland Works Hot End to generate sustainable economic returns through steel market cycles. We now believe it is unlikely that the Ashland Works Hot End will restart in the near term based on forecasted supply and demand characteristics of the markets that we serve. Our assessment and timing of the impairment charge was influenced by our current production capacity and an updated evaluation of the risk of not reaching new labor agreements on a timely basis for key facilities. Factors that influenced our impairment determination included an uncertain global trade landscape influenced by shifting domestic and international political priorities, continued intense competition from domestic steel competitors and foreign steel competition, which we believe has been through unfair trade practices. These conditions directly impact our pricing, which in turn directly impacts our assessment of the demand forecasts for the markets we serve.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our full-year 2018 outlook:

1)
Based on our current forecast for raw material prices and anticipated inventory levels at the end of 2018, we currently expect that we could incur LIFO expense for the full year of approximately $40.0. However, raw material prices have been very volatile, and a combination of changes in raw material costs, other input costs or anticipated year-end inventory levels will affect our LIFO estimate and the amount recorded in the first quarter and full year.

2)
We currently expect expenses for planned maintenance outages to be approximately $50.0 in 2018 compared to $84.9 in 2017. The decrease is primarily due to higher expenses associated with the major routine planned outages in 2017 at the Middletown Works blast furnace and melt shop that are not expected in 2018.

3)	We currently expect that expenses related to the unplanned Middletown Works incident in January 2018 will be approximately $30.0 in the first quarter of 2018.

4)	We expect to record pension and OPEB income of approximately $32.0 in 2018. Our required annual pension plan contribution is approximately $51.0 for 2018.

5)	We estimate depreciation expense for 2018 will be approximately $210.0.

6)
We expect to record an income tax benefit for 2018, primarily associated with the forecasted 2018 LIFO expense. Cash taxes for the same period will be minimal given our net operating loss carryforward positions.

7)	We estimate capital investments of approximately $160.0 in 2018. This amount could be adjusted based on changes in market conditions or operational needs.

8)	We expect working capital to be a source of cash in 2018.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. There are many other factors that could significantly affect our 2018 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers and suppliers. Therefore, our outlook may change as a result of those and other factors.

Contractual Obligations

In the ordinary course of business, we enter into agreements that obligate us to make legally enforceable future payments. These agreements include those for borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations we have as of December 31, 2017.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$—	$157.3	$856.2	$1,152.0	$2,165.5
Interest on debt (a)	132.9	257.2	207.6	198.6	796.3
Lease obligations	18.2	36.9	35.5	90.2	180.8
Purchase obligations and commitments	2,723.7	2,863.4	1,992.2	1,190.4	8,769.7
Pension and OPEB obligations (b)	40.1	74.5	74.3	745.4	934.3
Other non-current liabilities	—	43.4	20.3	97.9	161.6
Total	$2,914.9	$3,432.7	$3,186.1	$3,474.5	$13,008.2

(a)	Amounts include contractual interest payments using the interest rates as of December 31, 2017 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.

(b)
Future cash contributions to our qualified pension trust are not included in the table above. We have approximately $51.0 of required contributions for 2018. Based on current actuarial assumptions, the estimates for our contributions are approximately $35.0 for 2019 and $10.0 for 2020. Estimates of cash contributions to the pension trust to be made after 2018 are uncertain since several variable factors impact defined benefit pension plan contributions and required contributions are significantly affected by asset returns. Because we expect the pension trust to make pension benefit payments beyond the next five years, the net pension liability is included in the More than 5 years column. We estimate benefit payments, after receipt of Medicare subsidy reimbursements, will be $38.8 for 2018 and we expect them to trend down to $10.1 over the next 30 years. For a more detailed description of these obligations, see Note 7 to the consolidated financial statements.

In calculating the amounts for purchase obligations, we identified contracts where we have a legally enforceable obligation to purchase products or services from the vendor or make payments to the vendor for an identifiable period. For each identified contract, we determined our best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) both parties would adhere to the contract in good faith throughout its term, (4) prices in the contract and (5) the effect of the Ashland Works Hot End temporary idling. Because of changes in the markets we serve, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the amounts presented above. For example, circumstances could arise which create exceptions to minimum purchase obligations in the contracts. We calculated the purchase obligations in the table above without considering such exceptions.

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

New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to Note 1 of the consolidated financial statements.

Forward-Looking Statements

Certain statements we make or incorporate by reference in this Form 10-K, or make in other documents we furnish to or file with the Securities Exchange Commission, as well as in press releases or in presentations made by our employees, reflect our estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements. These forward-looking statements reflect our current beliefs and judgments, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond our control, and upon assumptions about future business decisions and conditions that may change. In particular, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

We manage interest rate risk in our capital structure by issuing variable- and fixed-rate debt and by utilizing our Credit Facility, which is affected by variable interest rates. Our outstanding long-term indebtedness (excluding unamortized debt discount and issuance costs and our capital lease) was $2,165.5 and $1,845.1 at December 31, 2017 and 2016. The amount outstanding at December 31, 2017, consisted of $1,689.5 of fixed-rate debt and $26.0 of variable-rate IRBs. There were $450.0 of borrowings from our Credit Facility outstanding at December 31, 2017. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings from the Credit Facility. For example, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.8 on our outstanding debt at December 31, 2017.

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

For derivatives designated in cash flow hedging relationships, we record the effective portion of the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of goods sold in the same period when the associated underlying transactions occur. At December 31, 2017, accumulated other comprehensive income (loss) included $9.5 in unrealized pre-tax gains for these derivative instruments. All other commodity price swaps and options are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 17 of the consolidated financial statements for further information on our outstanding derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2017, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities:

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$10.7	$26.9
Nickel	0.3	0.7
Zinc	6.9	15.9
Electricity	5.3	13.2
Iron ore	14.7	32.3

Because we structure and use these instruments as hedges, the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product would offset these hypothetical losses. We do not enter into swap or option contracts for trading purposes.

Foreign Currency Exchange Rate Risk

Exchange rate fluctuations affect our revenues that are denominated in euros and our operating costs that are denominated in Canadian dollars, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. At December 31, 2017 and 2016, we had outstanding forward currency contracts with a total contract value of $31.2 and $5.3 for the sale of euros. Based on the contracts outstanding at December 31, 2017, a 10% change in the dollar-to-euro exchange rate would result in a pre-tax impact of $3.1 on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable. At December 31, 2017, we had outstanding forward currency contracts with a total contract value of $117.8 for the purchase of Canadian dollars. Based on the contracts outstanding at December 31, 2017, a 10% change in the U.S. dollar-to-Canadian dollar exchange rate would result in a pre-tax impact of $11.8 on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying operating costs. See Note 17 of the consolidated financial statements for further information on our outstanding forward contracts.

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

Dated:	February 15, 2018	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 15, 2018	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AK Steel Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2013.
Cincinnati, Ohio
February 15, 2018

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016 and 2015
(dollars in millions, except per share data)
	2017	2016	2015

Net sales	$6,080.5	$5,882.5	$6,692.9

Cost of products sold (exclusive of items shown separately below)	5,359.7	5,064.7	6,032.0
Selling and administrative expenses (exclusive of items shown separately below)	282.9	277.2	261.9
Depreciation	226.0	216.6	216.0
Pension and OPEB expense (income) (exclusive of corridor and settlement charges shown below)	(64.4)	(43.8)	(63.0)
Pension and OPEB net corridor charge	—	43.1	131.2
Pension settlement charges	—	25.0	—
Charge (credit) for termination of pellet agreement and related transportation costs	(19.3)	69.5	—
Asset impairment charge	75.6	—	—
Charge for facility idling	—	—	28.1
Total operating costs	5,860.5	5,652.3	6,606.2
Operating profit	220.0	230.2	86.7
Interest expense	152.3	163.9	173.0
Impairment of Magnetation investment	—	—	(256.3)
Impairment of AFSG investment	—	—	(41.6)
Other income (expense)	(17.1)	(4.9)	1.4
Income (loss) before income taxes	50.6	61.4	(382.8)
Income tax expense (benefit)	(17.0)	3.2	63.4
Net income (loss)	67.6	58.2	(446.2)
Less: Net income attributable to noncontrolling interests	61.4	66.0	62.8
Net income (loss) attributable to AK Steel Holding Corporation	$6.2	$(7.8)	$(509.0)
Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$0.02	$(0.03)	$(2.86)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2017, 2016 and 2015
(dollars in millions)
	2017	2016	2015
Net income (loss)	$67.6	$58.2	$(446.2)
Other comprehensive income, before tax:
Foreign currency translation gain (loss)	4.7	(1.5)	(3.1)
Cash flow hedges:
Gains (losses) arising in period	(11.5)	56.1	(64.2)
Reclassification of losses (gains) to net income (loss)	(12.5)	27.2	61.4
Pension and OPEB plans:
Prior service credit (cost) arising in period	4.7	(8.3)	(7.7)
Gains (losses) arising in period	94.2	11.6	(60.8)
Reclassification of prior service cost (credits) included in net income (loss)	(53.8)	(54.8)	(60.2)
Reclassification of losses (gains) included in net income (loss)	6.3	97.9	165.0
Other comprehensive income, before tax	32.1	128.2	30.4
Income tax expense in other comprehensive income	8.6	4.5	13.2
Other comprehensive income	23.5	123.7	17.2
Comprehensive income (loss)	91.1	181.9	(429.0)
Less: Comprehensive income attributable to noncontrolling interests	61.4	66.0	62.8
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$29.7	$115.9	$(491.8)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(dollars in millions, except per share data)
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$38.0	$173.2
Accounts receivable, net	517.8	442.0
Inventory, net	1,147.8	1,113.9
Other current assets	130.3	94.6
Total current assets	1,833.9	1,823.7
Property, plant and equipment	6,831.8	6,569.0
Accumulated depreciation	(4,845.6)	(4,554.6)
Property, plant and equipment, net	1,986.2	2,014.4
Other non-current assets:
Goodwill and intangible assets	306.7	32.8
Other non-current assets	169.3	165.1
TOTAL ASSETS	$4,296.1	$4,036.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$690.4	$589.9
Accrued liabilities	270.5	234.1
Current portion of pension and other postretirement benefit obligations	40.1	41.3
Total current liabilities	1,001.0	865.3
Non-current liabilities:
Long-term debt	2,110.1	1,816.6
Pension and other postretirement benefit obligations	894.2	1,093.7
Other non-current liabilities	161.6	148.4
TOTAL LIABILITIES	4,166.9	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3
Equity (deficit):
Common stock, authorized 450,000,000 shares of $.01 par value each; issued 315,782,764 and 314,739,500 shares in 2017 and 2016; outstanding 314,884,569 and 314,160,557 shares in 2017 and 2016	3.2	3.1
Additional paid-in capital	2,884.8	2,855.4
Treasury stock, common shares at cost, 898,195 and 578,943 shares in 2017 and 2016	(5.4)	(2.4)
Accumulated deficit	(3,058.6)	(3,064.8)
Accumulated other comprehensive loss	(40.0)	(63.5)
Total stockholders’ equity (deficit)	(216.0)	(272.2)
Noncontrolling interests	345.2	362.9
TOTAL EQUITY	129.2	90.7
TOTAL LIABILITIES AND EQUITY	$4,296.1	$4,036.0

The consolidated balance sheets as of December 31, 2017 and 2016, include the following amounts for consolidated variable interest entities, before intercompany eliminations. See Note 15 for more information concerning variable interest entities.

	2017	2016
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$0.1	$5.0
Inventory, net	18.4	16.2
Property, plant and equipment	425.9	422.3
Accumulated depreciation	(88.6)	(72.5)
Accounts payable	11.3	7.8
Other assets (liabilities), net	(1.0)	(2.3)
Noncontrolling interests	343.5	360.9

Other variable interest entities
Cash and cash equivalents	$0.7	$0.8
Property, plant and equipment	11.7	11.8
Accumulated depreciation	(9.6)	(9.5)
Other assets (liabilities), net	0.8	1.0
Noncontrolling interests	1.7	2.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(dollars in millions)
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$67.6	$58.2	$(446.2)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	209.8	201.7	201.7
Depreciation—SunCoke Middletown	16.2	14.9	14.3
Amortization	24.1	18.4	21.2
Asset impairment charge—Ashland Works Hot End	75.6	—	—
Impairment of Magnetation and AFSG investments	—	—	297.9
Charge (credit) for transportation costs affected by termination of pellet agreement	(19.3)	32.9	—
Deferred income taxes	(15.2)	5.0	62.1
Contributions to pension trust	(44.1)	—	(24.1)
Pension and OPEB expense (income)	(64.4)	(43.8)	(63.0)
Pension and OPEB net corridor charge	—	43.1	131.2
Pension settlement charges	—	25.0	—
Affiliate (earnings) losses and distributions, net	(3.5)	(6.0)	19.7
(Gains) losses on retirement of debt	21.3	9.2	(9.8)
Mark-to-market (gains) losses on derivative contracts	(45.7)	1.2	13.3
Other operating items, net	8.6	8.1	(11.0)
Changes in assets and liabilities, net of effect of acquired business:
Accounts receivable	(34.4)	0.1	228.1
Inventories	1.8	112.4	(53.8)
Accounts payable and other current liabilities	46.2	(143.2)	(139.7)
Charge for facility idling	—	—	28.1
Other assets	(6.5)	40.9	(7.6)
Other pension payments	(1.1)	(33.0)	(12.7)
OPEB payments	(39.6)	(34.4)	(48.3)
Other liabilities	1.4	(6.1)	(1.1)
Net cash flows from operating activities	198.8	304.6	200.3
Cash flows from investing activities:
Capital investments	(152.5)	(127.6)	(99.0)
Investment in acquired business, net of cash acquired	(360.4)	—	—
Proceeds from sale of equity investee	—	—	25.0
Proceeds from AFSG Holdings, Inc. distribution	—	—	14.0
Other investing items, net	4.2	2.3	12.5
Net cash flows from investing activities	(508.7)	(125.3)	(47.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	450.0	(550.0)	(55.0)
Proceeds from issuance of long-term debt	680.0	380.0	—
Redemption of long-term debt	(848.4)	(392.8)	(14.1)
Proceeds from issuance of common stock	—	600.4	—
Debt issuance costs	(25.3)	(20.4)	—
SunCoke Middletown distributions to noncontrolling interest owners	(79.1)	(85.1)	(96.3)
Other financing items, net	(2.5)	5.2	(1.0)
Net cash flows from financing activities	174.7	(62.7)	(166.4)
Net increase (decrease) in cash and cash equivalents	(135.2)	116.6	(13.6)
Cash and cash equivalents, beginning of year	173.2	56.6	70.2
Cash and cash equivalents, end of year	$38.0	$173.2	$56.6
See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2017, 2016 and 2015
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Loss	Noncon- trolling Interests	Total
December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)
Net income (loss)				(509.0)		62.8	(446.2)
Share-based compensation		7.7					7.7
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive loss					17.2		17.2
Net distributions to noncontrolling interests						(96.3)	(96.3)
December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)

Net income (loss)				(7.8)		66.0	58.2
Issuance of common stock	1.3	599.1					600.4
Share-based compensation		5.4					5.4
Stock options exercised		5.4					5.4
Exchangeable notes exchange feature		(21.3)					(21.3)
Purchase of treasury stock			(0.4)				(0.4)
Change in accumulated other comprehensive loss					123.7		123.7
Net distributions to noncontrolling interests						(85.1)	(85.1)
December 31, 2016	$3.1	$2,855.4	$(2.4)	$(3,064.8)	$(63.5)	$362.9	$90.7

Net income (loss)				6.2		61.4	67.6
Share-based compensation	0.1	7.6					7.7
Stock options exercised		0.5					0.5
Exchangeable notes exchange feature		21.3					21.3
Purchase of treasury stock			(3.0)				(3.0)
Change in accumulated other comprehensive loss					23.5		23.5
Net distributions to noncontrolling interests						(79.1)	(79.1)
December 31, 2017	$3.2	$2,884.8	$(5.4)	$(3,058.6)	$(40.0)	$345.2	$129.2

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

Cost of Products Sold: Cost of products sold consists primarily of raw materials, energy costs, supplies consumed in the manufacturing process, manufacturing labor, contract labor and direct overhead expense necessary to manufacture the finished steel product, as well as distribution and warehousing costs. Our share of the income (loss) of investments in associated companies accounted for under the equity method is included in costs of products sold since these operations are integrated with our overall steelmaking operations, except for our share of the loss of Magnetation LLC (“Magnetation”), which was included in other income (expense) in 2015.

Share-Based Compensation: Compensation costs for stock awards granted under our Stock Incentive Plan are recognized over their vesting period using the straight-line method. We estimate stock award forfeitures expected to occur to determine the compensation cost we recognize each period.

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

Earnings per Share: Earnings per share is calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. We divide the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to non-forfeitable dividends before vesting and meets the criteria of a participating security.

Cash Equivalents: Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less.

Inventories: Inventories are valued at the lower of cost or market. We measure the cost of the majority of inventories on the last-in, first-out (“LIFO”) accounting method. Other inventories are measured principally at average cost and consist mostly of stamping inventories, foreign inventories, certain raw materials and spare parts and supplies.

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives. Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the related operating lease term, buildings over 40 years and machinery and equipment over two to 20 years. The estimated weighted-average life of our machinery and equipment is 14 years at the end of the current year. Amortization expense for assets recorded under capital leases is included in depreciation expense. Costs incurred to develop coal mines are capitalized when incurred. We use the units-of-production method utilizing only proven and probable reserves in the depletion base to compute the depletion of coal reserves and mine development costs. We expense costs for major maintenance activities at our operating facilities when the activities occur.

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

Goodwill and Intangible Assets: Goodwill relates to our tubular and Precision Partners’ businesses. Intangible assets are recorded at cost, and those with finite lives are amortized over their estimated useful lives. We review goodwill for potential impairment at least annually on October 1 each year and whenever events or circumstances make it more likely than not that impairment may have occurred. Considering operating results and the estimated fair value of the businesses, the most recent annual goodwill impairment tests indicated that the fair value of each of our business reporting units was in excess of its carrying value. No goodwill impairment was recorded as a result of the annual impairment tests in the past three years.

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

Concentrations of Credit Risk: We are primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, infrastructure and manufacturing, and distributors and converters. Net sales by product line are presented below:

	2017	2016	2015
Carbon steel	$4,034.5	$4,014.5	$4,746.8
Stainless and electrical steel	1,687.6	1,654.1	1,733.0
Tubular, components and other	358.4	213.9	213.1
Total	$6,080.5	$5,882.5	$6,692.9

Percentages of our net sales to various markets are presented below:

	2017	2016	2015
Automotive	65%	66%	60%
Infrastructure and Manufacturing	16%	16%	16%
Distributors and Converters	19%	18%	24%

We sell domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $627.1, $655.6 and $855.7 for 2017, 2016 and 2015. We had one customer that accounted for 12% of net sales in 2017 and we had two customers that accounted for 12% and 11% of net sales in 2016 and 2015.

Approximately 55% and 57% of accounts receivable outstanding at December 31, 2017 and 2016, are due from businesses associated with the U.S. automotive industry, including 18% of receivables due from one automotive customer as of December 31, 2017 and 16% due from one automotive customer as of December 31, 2016. Except in a few situations where the risk warrants it, we do not require collateral on accounts receivable. While we believe our recorded accounts receivable will be collected, we follow normal collection procedures if customers default. We maintain an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due. We determine this allowance based on various factors, including the customer’s financial condition and changes in customer payment patterns. We write off accounts receivable against the allowance for doubtful accounts when it is remote that collection will occur.

Union Contracts: At December 31, 2017, we employed approximately 9,200 people, of which approximately 5,700 are represented by labor unions under various contracts that expire between 2018 and 2021. In the first quarter of 2017, members of the United Steel Workers, Local 169, ratified a labor agreement covering approximately 305 hourly employees at Mansfield Works. The new agreement expires March 31, 2021. In the third quarter of 2017, members of the United Auto Workers, Local 3044, ratified a labor agreement covering approximately 330 hourly employees at our Rockport Works. The new agreement expires September 30, 2021. In the fourth quarter of 2017, members of the United Steel Workers, Local 1915, ratified a labor agreement covering approximately 90 hourly employees at the Walbridge, Ohio facility with our wholly-owned subsidiary AK Tube LLC. The new agreement is effective January 22, 2018 and expires January 22, 2021. In the fourth quarter of 2017, members of the United Auto Workers, Local 600, ratified a labor agreement covering approximately 1,170 hourly employees at our Dearborn Works. The new agreement expires July 31, 2021. An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which represents approximately 1,725 hourly employees at our Middletown Works, expires on March 15, 2018. An agreement with the United Steel Workers, Local 1865, which represents approximately 305 hourly employees at our Ashland Works, expires on September 1, 2018.

Financial Instruments: We are a party to derivative instruments that are designated and qualify as hedges for accounting purposes. We may also use derivative instruments to which we do not apply hedge accounting treatment. Our objective in using these instruments is to limit operating cash flow exposure to fluctuations in the fair value of selected commodities and currencies.

Fluctuations in the price of certain commodities we use in production processes may affect our income and cash flows. We have implemented raw material and energy surcharges for some contract customers. For certain commodities where such exposure exists, we may use cash-settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of our natural gas, iron ore, electricity, zinc and nickel requirements. We may designate some of these instruments as cash flow hedges and the effective portion of the changes in their fair value and settlements are recorded in accumulated other comprehensive income. We subsequently reclassify gains and losses from accumulated other comprehensive income to cost of products sold in the same period we recognize the earnings associated with the underlying transaction. Other instruments are marked to market and recorded in cost of products sold with the offset recorded as assets or liabilities.

Exchange rate fluctuations affect a portion of revenues and operating costs that are denominated in foreign currencies, and we use forward currency and currency option contracts to reduce our exposure to certain of these currency price fluctuations. These derivative contracts are entered with durations up to thirty-six months. Contracts that sell euros have not been designated as hedges for accounting purposes and gains or losses are reported in earnings immediately in other income (expense). Contracts that purchase Canadian dollars are designated as hedges for accounting purposes, which requires us to record the effective gains and losses for the derivatives in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize costs for the associated underlying operations. We recognize gains and losses on these designated derivatives immediately in cost of products sold if we calculate hedge ineffectiveness.

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

FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for us beginning January 1, 2018. The guidance permits two methods of adoption—retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). Topic 606 does not have a material effect on us as most revenue transactions recorded under Topic 606 will be substantially consistent with treatment under existing guidance. Our revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. Topic 606 also provides for enhanced disclosure requirements surrounding revenue recognition and we are currently completing our responsive disclosures. We will adopt the standard using the modified retrospective method as of January 1, 2018.

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 is effective for us beginning January 1, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our consolidated financial position and results of operations. We expect that the adoption of the standard will result in a material increase to the assets and liabilities on our consolidated balance sheets.

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

In August 2017, the FASB issued a standard update to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update provided that for a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset, an entity may designate as the hedged risk the variability in cash flows attributable to changes in a contractually specified component stated in the contract. The amendments in the update are effective for fiscal years beginning after December 15, 2018. Early application is permitted and we are planning to adopt the standard on January 1, 2018. We are evaluating the possibility to elect hedge accounting treatment for iron ore derivatives that are currently not eligible for hedge accounting, but this is not expected to be fully evaluated at adoption of the new standard.

Reclassifications: We reclassified certain prior-year amounts to conform to the current-year presentation.

NOTE 2 - Supplementary Financial Statement Information

Research and Development Costs

We conduct a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as cost of products sold when incurred, totaled $28.1, $28.3 and $27.6 in 2017, 2016 and 2015.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015, are presented below:

	2017	2016	2015
Balance at beginning of year	$7.8	$6.0	$9.0
Increase (decrease) in allowance	(1.0)	2.4	(3.0)
Receivables written off	—	(0.6)	—
Balance at end of year	$6.8	$7.8	$6.0

Inventory, net

Inventories as of December 31, 2017 and 2016, consist of:

	2017	2016
Finished and semi-finished	$1,009.6	$855.0
Raw materials	408.5	415.8
Total cost	1,418.1	1,270.8
Adjustment to state inventories at LIFO value	(270.3)	(156.9)
Inventory, net	$1,147.8	$1,113.9

During 2017 and 2016, liquidation of LIFO layers generated losses of $2.9 and $6.0. There was no liquidation of LIFO layers in 2015. Changes in the LIFO reserve for the years ended December 31, 2017, 2016 and 2015, are presented below:

	2017	2016	2015
Balance at beginning of year	$156.9	$180.2	$375.5
Change in reserve	113.4	(23.3)	(195.3)
Balance at end of year	$270.3	$156.9	$180.2

Property, Plant and Equipment

Property, plant and equipment as of December 31, 2017 and 2016, consist of:

	2017	2016
Land, land improvements and leaseholds	$275.3	$272.6
Buildings	509.0	489.6
Machinery and equipment	5,958.2	5,714.0
Construction in progress	89.3	92.8
Total	6,831.8	6,569.0
Less accumulated depreciation	(4,845.6)	(4,554.6)
Property, plant and equipment, net	$1,986.2	$2,014.4

Interest on capital projects capitalized in 2017, 2016 and 2015 was $1.9, $3.1 and $2.1. Asset retirement obligations were $7.8 and $7.2 at December 31, 2017 and 2016.

Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2017, 2016 and 2015 are presented below:

	2017	2016	2015
Balance at beginning of year	$32.8	$32.8	$32.8
Acquisition	221.0	—	—
Balance at end of year	$253.8	$32.8	$32.8

Intangible assets at December 31, 2017, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$36.6	$(2.2)	$34.4
Technology	19.3	(1.4)	17.9
Other	1.0	(0.4)	0.6
Intangible assets	$56.9	$(4.0)	$52.9

Amortization expense related to intangible assets was $4.0 in 2017. Amortization expense is included in costs of products sold. The remaining average life of our intangible assets is 6.6 years for customer relationships and 5.6 years for technology. Estimated annual amortization expense for intangible assets over the next five years is $9.0 in 2018 and $8.4 each year from 2019 through 2022.

Other Non-current Assets

Other non-current assets as of December 31, 2017 and 2016, consist of:

	2017	2016
Investments in affiliates	$77.5	$76.7
Deferred tax assets	58.9	53.2
Other	32.9	35.2
Other non-current assets	$169.3	$165.1

As part of our ongoing strategic review of our business and operations, in 2015 we re-evaluated our investment in AFSG Holdings, Inc. (“AFSG”), our former insurance and finance leasing businesses, which had been largely liquidated. During 2015, we received a distribution of $14.0 from AFSG. Since the distribution reduced our ability to recover our remaining investment in AFSG after the distribution, we determined our remaining investment in AFSG was impaired and recognized a non-cash charge of $41.6, or $0.23 per diluted share. In 2016, we sold the remaining non-captive insurance operations.

Accrued Liabilities

Accrued liabilities as of December 31, 2017 and 2016, consist of:

	2017	2016
Salaries, wages and benefits	$101.3	$105.6
Interest	35.0	35.2
Other	134.2	93.3
Accrued liabilities	$270.5	$234.1

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred charges of $28.1 in the fourth quarter of 2015, which included $22.2 for supplemental unemployment and other employee benefit costs and $5.9 for equipment idling, asset preservation and other costs. The supplemental unemployment and other employee benefit costs were recorded as accrued liabilities, and the activity for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Balance at beginning of year	$6.1	$22.1
Payments	(5.3)	(20.1)
Additions to the reserve	0.6	4.1
Balance at end of year	$1.4	$6.1

We estimate we will incur on-going costs of less than $2.0 per month for maintenance of the equipment, utilities and supplier obligations related to the temporarily idled Ashland Works Hot End. These costs were $21.2 and $22.1 for the years ended December 31, 2017 and 2016.

We continue to engage in regular reviews of the potential viability of the Ashland Works Hot End, including an assessment of the most significant risks and benefits of a permanent idling of those idled operations. As part of these reviews, we take into consideration, among other items, our strategic focus on reducing participation in commodity markets to position the company for sustainable profitability and whether we anticipate that future market conditions will enable production from the Ashland Works Hot End to generate sustainable economic returns through steel market cycles.

The Ashland Works Hot End remains on temporary idle and no final determination has been made at this time regarding the long-term status of the operations. However, we now believe it is unlikely that the Ashland Works Hot End will restart in the near term based on forecasted supply and demand characteristics of the markets that we serve. Our assessment and timing of the impairment charge was influenced by our current production capacity and an updated evaluation of the risk of not reaching new labor agreements on a timely basis for key facilities. Factors that influenced our impairment determination included an uncertain global trade landscape influenced by shifting domestic and international political priorities, continued intense competition from domestic steel competitors and foreign steel competition. These conditions directly impact our pricing, which in turn directly impacts our assessment of the demand forecasts for the markets we serve. Despite several successful trade cases, we continue to see a high level of carbon steel imports driven by global overcapacity, particularly in China. As a result, during the quarter ended December 31, 2017, we recognized a non-cash asset impairment charge of $75.6, primarily related to the long-lived assets associated with the Ashland Works Hot End. If we decide to permanently idle the Ashland Works Hot End, we would incur certain cash expenses, including those relating to labor benefit obligations, certain take-or-pay supply agreements and potentially accelerated environmental remediation costs.

NOTE 3 - Acquisition of Precision Partners

On August 4, 2017, we acquired PPHC Holdings, LLC (“Precision Partners”), which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Precision Partners is headquartered in Ontario, Canada and has over 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. We acquired Precision Partners to advance our core focus on the high-growth automotive lightweighting market and our prominent position in advanced high strength steels, further strengthen our close collaboration with automotive market customers, and leverage both companies’ research and innovation in metals forming. The consolidated financial statements reflect the effects of the acquisition and Precision Partner’s financial results beginning August 4, 2017.

We paid the initial purchase price of $360.4, net of cash acquired, with cash on hand and borrowings under the Credit Facility. The purchase price is subject to a customary working capital adjustment based on the final net working capital position at the closing date of the acquisition. For the year ended December 31, 2017, we incurred acquisition costs of $6.2, primarily for transaction fees and direct costs, including legal, finance, consulting and other professional fees. These costs are included in selling and administrative expenses in the consolidated statements of operations.

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including the final net working capital adjustment under the purchase agreement governing the terms of the acquisition.

Accounts receivable	$34.9
Inventory	54.2
Other current assets	2.2
Property, plant and equipment	94.0
Amortizable intangible assets	56.9
Goodwill	221.0
Other non-current assets	0.7
Total assets acquired	463.9
Accounts payable	(37.8)
Accrued liabilities	(35.4)
Other non-current liabilities	(31.9)
Total liabilities assumed	(105.1)
Preliminary purchase price, net of cash acquired (including estimated net working capital adjustment)	$358.8

Goodwill is calculated as the excess of the purchase price over the net assets recognized and primarily represents the growth opportunities in lightweighting solutions to automotive customers, as well as any synergistic benefits to be realized from the acquisition. The goodwill is not deductible for income tax purposes and Precision Partners represents its own reporting unit for goodwill impairment assessments.

NOTE 4 - Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Investees and equity ownership percentages are presented below:

Equity Ownership %
Combined Metals of Chicago, LLC	40.0%
Delaco Processing, LLC	49.0%
Rockport Roll Shop LLC	50.0%
Spartan Steel Coating, LLC	48.0%

Cost of products sold includes $7.0, $12.3 and $6.7 in 2017, 2016 and 2015 for our share of income of equity investees other than Magnetation. Our share of loss from Magnetation through the first quarter of 2015 is included in other income (expense) and totaled $16.3. No amounts for Magnetation are included in our results after March 31, 2015, when the investment was written off. As of December 31, 2017, our carrying cost of our investment in Spartan Steel exceeded our share of the underlying equity in net assets by $10.8. This difference is being amortized and the amortization expense is included in cost of products sold.

Summarized financial statement data for all investees is presented below. The financial results for Magnetation are only included through March 31, 2015, since it was unlikely after that date that we would retain our equity interest as a result of Magnetation’s bankruptcy.

	2017	2016	2015
Revenue	$292.7	$286.4	$356.4
Gross profit	88.9	96.3	68.3
Net income (loss)	20.7	31.8	(9.8)

	2017	2016
Current assets	$115.2	$94.1
Noncurrent assets	73.5	66.0
Current liabilities	16.2	14.4
Noncurrent liabilities	58.9	44.8

We regularly transact business with these equity investees. Transactions with all equity investees, including Magnetation, for the years indicated are presented below:

	2017	2016	2015
Sales to equity investees	$80.6	$69.2	$61.4
Purchases from equity investees	33.0	213.5	251.0

Outstanding receivables and payables with all equity investees as of the end of the year indicated are presented below:

	2017	2016
Accounts receivable from equity investees	$0.7	$2.6
Accounts payable to equity investees	4.1	4.1

Magnetation

As of March 31, 2015, we concluded that our 49.9% equity interest in Magnetation was fully impaired and recorded a non-cash impairment charge of $256.3 for the quarter ended March 31, 2015. Before March 31, 2015, we believed that the fair value of our interest in Magnetation exceeded its carrying amount and that despite near-term temporary pressures on liquidity, long-term cash flow projections of Magnetation were sufficient to allow us to recover our investment in Magnetation. However, a combination of events and circumstances caused Magnetation to face near-term liquidity issues during the first quarter of 2015. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota.

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

Also in connection with the approval of the Settlement Agreement and the payment of the Termination Payment to the bankruptcy estate, we recognized a charge in the fourth quarter of 2016 for the Termination Payment and a charge of $32.9 for the present value of remaining obligations under contracts with other third parties to transport pellets to our facilities. In the fourth quarter of 2017, we reached an agreement for transportation services that provides a timeframe to begin using the rail cars that were idled after the termination of the pellet supply agreement. As a result, we recorded a credit of $19.3 during the fourth quarter of 2017 to reduce the unpaid liability.

NOTE 5 - Income Taxes

We and our subsidiaries file a consolidated federal income tax return that includes all domestic companies owned 80% or more by us and the proportionate share of our interest in equity method investments. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to us and our domestic subsidiaries.

Components of income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015, are presented below:

	2017	2016	2015
United States	$(20.5)	$(11.3)	$(452.1)
Foreign	9.7	6.7	6.5
Noncontrolling interests	61.4	66.0	62.8
Income (loss) before income taxes	$50.6	$61.4	$(382.8)

Significant components of deferred tax assets and liabilities at December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Net operating and capital loss and tax credit carryforwards	$619.5	$835.2
Postretirement benefits	92.5	142.6
Pension benefits	117.5	260.3
Inventories	98.8	127.2
Other assets	71.6	125.1
Valuation allowance	(727.7)	(1,175.2)
Total deferred tax assets	272.2	315.2
Deferred tax liabilities:
Depreciable assets	(121.9)	(213.3)
Other liabilities	(111.4)	(48.7)
Total deferred tax liabilities	(233.3)	(262.0)
Net deferred tax assets	$38.9	$53.2

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize future deferred tax assets. We assess the valuation allowance each reporting period and reflect any additions or adjustments in earnings in the same period. When we assess the need for a valuation allowance, we consider both positive and negative evidence of the likelihood that we will realize deferred tax assets in each jurisdiction. In general, cumulative losses in recent periods provide significant objective negative evidence on our ability to generate future taxable income. As of December 31, 2017 and 2016, we concluded that the negative evidence outweighed the positive evidence and we recorded a valuation allowance for a significant portion of our deferred tax assets. To determine the appropriate valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in realizing deferred tax assets. We identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. We believe that this strategy is prudent and feasible to use certain federal and state tax loss carryforwards before their expirations. In addition, we believe that the future reversal of our deferred tax liabilities serves as a source of taxable income that supports realizing a portion of our federal and state deferred tax assets. This accounting treatment has no effect on our ability to use the loss carryforwards and tax credits to reduce future cash tax payments.

Changes in the valuation allowance for the years ended December 31, 2017, 2016 and 2015, are presented below:

	2017	2016	2015
Balance at beginning of year	$1,175.2	$1,215.5	$1,000.4
Change in valuation allowance:
Included in income tax expense (benefit)	(62.8)	8.8	228.6
Change in deferred assets in other comprehensive income	11.0	(49.1)	(13.5)
Effect of tax rate changes	(395.7)	—	—
Balance at end of year	$727.7	$1,175.2	$1,215.5

At December 31, 2017, we had $2,634.0 in federal regular net operating loss carryforwards, which will expire between 2023 and 2037. At December 31, 2017, we had research and development (“R&D”) credit carryforwards of $1.2 that we may use to offset future income tax liabilities. The R&D credits expire between 2027 and 2028. At December 31, 2017, we had $96.6 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, before considering valuation allowances, which will expire between 2018 and 2037.

Significant components of income tax expense are presented below:

	2017	2016	2015
Current:
Federal	$(4.5)	$(3.7)	$—
State	0.3	0.2	0.2
Foreign	2.4	1.7	1.8
Deferred:
Federal	(1.0)	23.3	68.8
State	(4.4)	2.3	6.5
Foreign	(0.4)	—	—
Benefits of operating loss carryforwards	—	(16.1)	—
Amount allocated to other comprehensive income	(8.6)	(4.5)	(13.2)
Change in valuation allowance on beginning-of-the-year deferred tax assets	(0.8)	—	(0.7)
Income tax expense (benefit)	$(17.0)	$3.2	$63.4

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), signed into law on December 22, 2017, reduces the corporate income tax rate to 21% beginning in 2018, among other provisions. While the effective date of the new corporate tax rates for us is January 1, 2018, we are required to calculate the effects of changes in tax rates and laws on deferred tax balances in 2017, the period in which the legislation was enacted. We have not completed our determination of the accounting implications of the Tax Act on our tax balances. However, we have reasonably estimated the provisional effects of the Tax Act in the consolidated financial statements as of December 31, 2017.

At December 31, 2017, we remeasured our deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21% at the U.S. federal level. As a result, our income tax expense for the fourth quarter of 2017 includes a non-cash charge of $32.1 for the decrease in the value of our net deferred tax assets.

The Tax Act requires us to calculate the undistributed earnings of our foreign subsidiaries, as determined under U.S. tax principles, and include a portion of these earnings in our 2017 taxable income. The transition tax provisions of the Tax Act are complex, and the Department of Treasury has issued preliminary guidance for taxpayers, with further guidance expected over the next several months. We calculated an estimated transition tax as of December 31, 2017 and will complete our analysis of the transition tax as we complete our tax return filings for 2017, including (1) confirming the accumulated earnings of the foreign subsidiaries as determined using U.S.

tax principles and (2) determining the appropriate allocation of the earnings between amounts invested in cash and the amounts invested in non-cash assets. We do not expect to incur a cash tax liability for the transition tax due to the availability of existing net operating loss carryforwards.

As a result of the transition tax inclusion, we had no undistributed earnings of foreign subsidiaries at December 31, 2017 that had not been subject to U.S. income tax. Consequently, there will generally be no incremental U.S. taxable income generated if we repatriate these earnings in the future. However, foreign withholding taxes on dividend distributions could apply, unless they are eliminated by a treaty between the United States and the country where our foreign affiliate is located. Since we consider these earnings to be permanently invested in our foreign subsidiaries, we did not record any withholding taxes that would be assessed if the earnings were repatriated by payment of a dividend. If we repatriated the earnings, we estimate that the withholding tax liability would not be material at December 31, 2017.

We do not expect to incur cash tax liabilities associated with the provisions of the Tax Act in the foreseeable future due to the availability to us of existing net operating loss carryforwards. Our net operating loss carryovers generated through 2017 retain the original 20-year carryover periods and can be used to offset future taxable income without limitation.

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense is presented below:

	2017	2016	2015
Income tax expense (benefit) at U.S. federal statutory rate	$17.7	$21.5	$(134.0)
Income tax expense calculated on noncontrolling interests	(21.5)	(23.1)	(22.0)
State and foreign tax expense, net of federal tax	3.4	1.3	(0.9)
Increase (decrease) in deferred tax asset valuation allowance	(51.9)	8.8	228.6
Amount allocated to other comprehensive income	(8.6)	(4.5)	(13.2)
Charge for U.S. tax legislation	32.1	—	—
Transition tax on foreign earnings	7.9	—	—
Other differences	3.9	(0.8)	4.9
Income tax expense (benefit)	$(17.0)	$3.2	$63.4

Our federal, state and local tax returns are subject to examination by various taxing authorities. Federal returns for periods beginning in 2013 are open for examination, while certain state and local returns are open for examination for periods beginning in 2007. However, taxing authorities have the ability to adjust net operating loss carryforwards generated in years before these periods. We have not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns until taxing authorities review them. We have established appropriate income tax accruals, and believe that the outcomes of future federal examinations, as well as ongoing and future state and local examinations, will not have a material adverse impact on our financial position, results of operations or cash flows. When statutes of limitations expire or taxing authorities resolve uncertain tax positions, we will adjust income tax expense for the unrecognized tax benefits. We have no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2017.

A reconciliation of the change in unrecognized tax benefits for 2017, 2016 and 2015 is presented below:

	2017	2016	2015
Balance at beginning of year	$124.2	$130.3	$59.9
Decreases for prior year tax positions	(0.5)	(4.5)	(0.3)
Increases (decreases) for current year tax positions	0.3	(1.6)	70.7
Increases (decreases) related to tax rate changes (a)	(34.6)	—	—
Balance at end of year	$89.4	$124.2	$130.3

(a)
As a result of the Tax Act, the value of unrecognized tax benefits associated with NOL carryforwards and other temporary differences was reduced to reflect the lower tax rates that will apply if the uncertainties related to these deferred tax assets materialize in the future.

Included in the balance of unrecognized tax benefits at December 31, 2017 and 2016, are $75.0 and $107.4 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2017 and 2016, are $14.4 and $16.8 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

NOTE 6 - Long-term Debt and Other Financing

Debt balances at December 31, 2017 and 2016, are presented below:

	2017	2016
Credit Facility	$450.0	$—
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	—	529.8
7.625% Senior Notes due October 2021	406.2	406.2
8.375% Senior Notes due April 2022	—	279.8
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	280.0	—
7.00% Senior Notes due March 2027	400.0	—
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Capital lease for Research and Innovation Center	—	25.2
Unamortized debt discount and issuance costs	(55.4)	(53.7)
Total long-term debt	$2,110.1	$1,816.6

During 2017, we were in compliance with all the terms and conditions of our debt agreements.

Maturities of long-term debt for the next five years, at December 31, 2017, are presented below:

Year	Debt Maturities
2018	$—
2019	150.0
2020	7.3
2021	406.2
2022	450.0

Credit Facility

In September 2017, we entered a new $1,350.0 revolving credit facility (the “Credit Facility”), which expires in September 2022 and is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube LLC (“AK Tube”), AK Steel Properties, Inc. (“AK Properties”) and Mountain State Carbon LLC (“Mountain State Carbon”), three 100%-owned subsidiaries of AK Steel (referred to together as the “Subsidiary Guarantors”). The Credit Facility replaced our previous $1,500.0 revolving credit facility (“Replaced Credit Facility”), which was set to expire in March 2019, and is secured by the same classes of assets as the Replaced Facility. The Credit Facility contains customary restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, dispositions, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $135.0. The Credit Facility’s current availability significantly exceeds $135.0. Availability is calculated as the lesser of the Credit Facility commitments or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. We secure our Credit Facility obligations with our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a “first-in, last-out” or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

At December 31, 2017, our aggregate borrowing base, after application of applicable advance rates, was $1,328.8. As of December 31, 2017, we had $450.0 in outstanding borrowings. Availability as of December 31, 2017 was further reduced by $71.5 for outstanding letters of credit, resulting in remaining availability of $807.3. The weighted-average interest rate on the outstanding borrowings at December 31, 2017 was 3.27%.

Senior Secured Notes

AK Steel has outstanding $380.0 aggregate principal amount of 7.50% Senior Secured Notes due July 2023 (the “Secured Notes”). The Secured Notes are fully and unconditionally guaranteed by AK Holding and the Subsidiary Guarantors. The Secured Notes are secured by first priority liens on the plant, property and equipment (other than certain excluded property, and subject to permitted liens) of AK Steel and the Subsidiary Guarantors and any proceeds from them. The book value of the collateral as of December 31, 2017 was approximately $1.5 billion. The indenture governing the Secured Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The Secured Notes also contain customary events of default. Before July 15, 2019, we may redeem the Secured Notes at a price equal to 100.000% of par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After July 15, 2019, we may redeem them at 103.750% until July 15, 2020, 101.875% until July 15, 2021, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption. After we issued the Secured Notes in 2016, we repurchased prior senior secured notes and recognized other expense of $12.4 for expenses related to the debt retirement in 2016.

Exchangeable Notes

AK Steel has outstanding 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”). We may not redeem the Exchangeable Notes before their maturity date. The indenture governing the Exchangeable Notes (the “Exchangeable Notes Indenture”) provides holders with an exchange right at their option before August 15, 2019, if the closing price of our common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. As a result of meeting this trigger at January 1, 2017, a portion of the equity component of the Exchangeable Notes, calculated as the difference between the principal amount of the Exchangeable Notes and the carrying amount of the liability component of the Exchangeable Notes, was considered redeemable and classified as temporary equity of $21.3 on the consolidated balance sheets at December 31, 2016. The triggering condition was not met as of January 1, 2018. The triggering condition is reassessed at the beginning of each quarter while any Exchangeable Notes remain outstanding. We would be required to pay cash to holders for the principal amount of the Exchangeable Notes and to pay cash or issue common stock (at our option) for the premium if the holders elect to exchange their Exchangeable Notes. If holders of Exchangeable Notes elect to exchange, we expect to fund any cash settlement from cash or borrowings under our Credit Facility or both.

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

Based on the initial exchange rate, the Exchangeable Notes are exchangeable into a maximum of 37.5 million shares of AK Holding common stock. However, we would only deliver the maximum amount of shares if, following a “make-whole fundamental change” described above, we elect to deliver the shares to satisfy the higher exchange rate. Although the Exchangeable Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the exchange option embedded in the notes and the fair value of similar debt without the exchange option. Therefore, we recorded $38.7 of the gross proceeds of the Exchangeable Notes as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. We are amortizing the debt discount and issuance costs over the term of the Exchangeable Notes using the effective interest method. As of December 31, 2017 and 2016, the net carrying amount of the Exchangeable Notes was $135.3 and $128.7.

Senior Unsecured Notes

AK Steel has outstanding $406.2 aggregate principal amount of 7.625% Senior Notes due October 2021 (the “2021 Notes”). We may redeem the 2021 Notes at 103.813% until October 1, 2018, 101.906% thereafter until October 1, 2019, and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

AK Steel has outstanding $280.0 aggregate principal amount of 6.375% Senior Unsecured Notes due October 2025 (the “2025 Notes”). The 2025 Notes were issued in August 2017 as part of a transaction to refinance our 8.375% Senior Notes due April 2022, and generated net proceeds of $275.8 after underwriting discount. Before October 15, 2020, we may redeem the 2025 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, we may redeem them at 103.188% until October 15, 2021, 101.594% thereafter until October 15, 2022, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption. In 2017, we recognized other expense of $8.4 related to the issuance of the 2025 Notes and retirement of the 2022 Notes. Fees paid to holders of the 2022 Notes to tender their notes and expenses paid to third parties related to the issuance of the 2025 Notes totaling $10.6 were recognized as an adjustment of the carrying amount of the 2025 Notes and are being amortized over their term as an adjustment to interest expense.

AK Steel has outstanding $400.0 aggregate principal amount of 7.00% Senior Unsecured Notes due March 2027 (the “2027 Notes”). The 2027 Notes were issued in March 2017 as part of a transaction to refinance our 7.625% Senior Notes due May 2020, and generated net proceeds of $394.0 after underwriting discount. Before March 15, 2022, we may redeem the 2027 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, we may redeem them at 103.500% until March 15, 2023, 102.333% thereafter until March 15, 2024, 101.167% thereafter until March 15, 2025, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption. In 2017, we recognized other expense of $13.1 related to the issuance of the 2027 Notes and retirement of the 2020 Notes. Fees paid to holders of the 2020 Notes to tender their notes and expenses paid to third parties related to the issuance of the 2027 Notes totaling $7.5 were recognized as an adjustment of the carrying amount of the 2027 Notes and are being amortized over their term as an adjustment to interest expense.

The Exchangeable Notes, the 2021 Notes, the 2025 Notes, the 2027 Notes and the unsecured industrial revenue bonds (“IRBs”) discussed below (collectively, the “Senior Unsecured Notes”) are equal in right of payment. AK Holding and the Subsidiary Guarantors each fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Unsecured Notes other than the Exchangeable Notes, which are guaranteed only by AK Holding. The indentures governing the 2021 Notes, the 2025 Notes, the 2027 Notes and the unsecured IRBs include covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the amount of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The indentures governing the Senior Unsecured Notes also contain customary events of default. The Senior Unsecured Notes rank junior in priority to the Secured Notes to the extent of the value of the assets securing the Secured Notes.

Industrial Revenue Bonds

AK Steel has outstanding $73.3 aggregate principal amount of fixed-rate tax-exempt IRBs (the “unsecured IRBs”) at December 31, 2017. The weighted-average fixed interest rate of the unsecured IRBs is 6.8%. The unsecured IRBs are unsecured senior debt obligations of AK Steel that are equal in ranking with the other Senior Unsecured Notes. In addition, AK Steel has outstanding $26.0 aggregate principal amount of variable-rate taxable IRBs at December 31, 2017, that are backed by letters of credit.

Research and Innovation Center Lease

In October 2017, we acquired the Research and Innovation Center capital lease. As a result, the liability was effectively settled.

NOTE 7 - Pension and Other Postretirement Benefits

Summary

We provide noncontributory pension and various healthcare and life insurance benefits to a significant portion of our employees and retirees. Benefits are provided through defined benefit and defined contribution plans that we sponsor, as well as multiemployer plans for certain union members. Our defined benefit pension plans are not fully funded. We will be required to make pension contributions of approximately $51.0 for 2018. Based on current actuarial assumptions, we expect to make required pension contributions of approximately $35.0 for 2019 and $10.0 for 2020. Factors that affect future funding projections include differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. We expect to make other postretirement benefit (“OPEB”) payments, after receipt of Medicare subsidy reimbursements, of approximately $38.8 in 2018.

Defined Benefit Plans

Plan Obligations

Amounts presented below are calculated based on benefit obligation and asset valuation measurement dates of December 31, 2017 and 2016:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligations at beginning of year	$2,874.8	$3,247.4	$443.7	$488.6
Service cost	2.8	3.0	4.7	4.9
Interest cost	108.2	120.4	17.3	19.9
Plan participants’ contributions	—	—	23.3	25.6
Actuarial loss (gain)	91.0	45.1	27.1	(35.1)
Amendments	—	8.4	(4.7)	—
Benefits paid	(269.0)	(339.1)	(65.5)	(65.6)
Annuity settlement	—	(210.3)	—	—
Medicare subsidy reimbursement received	—	—	2.6	5.4
Foreign currency exchange rate changes	0.2	(0.1)	—	—
Benefit obligations at end of year	$2,808.0	$2,874.8	$448.5	$443.7

Change in plan assets:
Fair value of plan assets at beginning of year	$2,183.5	$2,511.4	$—	$—
Actual gain on plan assets	362.4	193.3	—	—
Employer contributions	45.3	33.1	39.6	34.6
Plan participants’ contributions	—	—	23.3	25.6
Benefits paid	(269.0)	(339.1)	(65.5)	(65.6)
Annuity settlement	—	(215.2)	—	—
Medicare subsidy reimbursement received	—	—	2.6	5.4
Fair value of plan assets at end of year	$2,322.2	$2,183.5	$—	$—
Funded status	$(485.8)	$(691.3)	$(448.5)	$(443.7)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1.3)	$(1.3)	$(38.8)	$(40.0)
Noncurrent liabilities	(484.5)	(690.0)	(409.7)	(403.7)
Total	$(485.8)	$(691.3)	$(448.5)	$(443.7)

Amounts recognized in accumulated other comprehensive loss, before taxes:
Actuarial loss (gain)	$77.6	$209.7	$(13.0)	$(44.4)
Prior service cost (credit)	23.2	27.9	(84.9)	(138.7)
Total	$100.8	$237.6	$(97.9)	$(183.1)

The accumulated benefit obligation for all defined benefit pension plans was $2,767.1 and $2,826.6 at December 31, 2017 and 2016. All our defined benefit pension plans have an accumulated benefit obligation in excess of plan assets. The amounts included in current liabilities represent only the amounts of our unfunded pension and OPEB benefit plans that we expect to pay in the next year.

During 2016, we transferred to a highly rated insurance company $210.3 of pension obligations for approximately 10,000 retirees or their beneficiaries in two separate transactions. As part of these transactions, we transferred a similar amount of pension trust assets to purchase non-participating annuity contracts during the third quarter of 2016 that require the insurance company to pay the transferred pension obligations to the pension participants. As a result of the transfer of pension assets in October 2016, we recorded settlement losses of $25.0 in the fourth quarter of 2016 to recognize a portion of the unrealized actuarial loss associated with the transferred obligations. We also recorded a pension corridor charge of $78.4 in the fourth quarter of 2016 in connection with the October plan remeasurement. The corridor charge was primarily a result of a decline in discount rates since the beginning of the year, partially offset by better than expected returns on plan assets.

We revise our mortality assumptions when the Society of Actuaries issues new mortality tables, typically in October. Over the past two years the new mortality assumptions decreased the assumed life expectancy of participants in our defined benefit plans, thereby decreasing the total expected benefit payments and our pension and OPEB obligations. Included in the 2017 actuarial loss (gain) in the table above were actuarial gains of $14.3 and $2.9 related to the change in the mortality tables on pension benefits and OPEB, respectively. Included in the 2016 actuarial loss (gain) in the table above were actuarial gains of $33.8 and $4.5 related to the change in the mortality tables on pension benefits and OPEB, respectively.

Assumptions used to value benefit obligations and determine pension and OPEB expense (income) are presented below:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.54%	3.93%	4.15%	3.59%	4.04%	4.22%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate				6.65%	7.00%	7.00%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2025	2025	2024

Assumptions used to determine pension and OPEB expense (income) for the year ended December 31:
Discount rate	3.93%	3.95%	3.82%	4.04%	4.22%	3.90%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

We determine the discount rate at each remeasurement by finding a hypothetical portfolio of individual high-quality corporate bonds available at the measurement date with coupon and principal payments that could satisfy the plans’ expected future benefit payments that we use to calculate the projected benefit obligation. The discount rate is the single rate that is equivalent to the average yield on that hypothetical portfolio of bonds. We changed our assumption for future expected returns on pension plan assets to 7.00% from 7.25%, effective January 1, 2018.

Assumed healthcare cost trend rates generally have a significant effect on the amounts reported for healthcare plans. However, caps on the share of OPEB obligations that we pay limit the effect of changes in OPEB assumptions. As of December 31, 2017, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service cost and interest cost components	$—	$—
Effect on postretirement benefit obligation	1.1	(1.1)

Estimated future benefit payments to beneficiaries are presented below:

	Pension Plans	Other Benefits	Medicare Subsidy
2018	$262.8	$39.8	$(1.0)
2019	254.6	38.1	(1.1)
2020	243.3	36.3	(1.1)
2021	231.3	34.7	(1.1)
2022	227.0	33.2	(1.1)
2023 through 2027	988.4	145.8	(6.3)

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

We have developed an investment policy that considers liquidity requirements, expected investment return and expected asset risk, as well as standard industry practices. The target asset allocation for the master pension trust at December 31, 2017 was 55% equity, 44% fixed income, and 1% cash. Equity investments consist of individual securities, equity mutual funds and common/collective trusts with equity investment strategies, which are diversified across multiple industry sectors, company market capitalizations and geographical investment strategies. The equity mutual funds and common/collective trusts have no unfunded commitments or significant redemption restrictions. Fixed-income investments consist of individual securities and common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. Treasury securities. The fixed-income investments are diversified by ratings, maturities, industries and other factors. Plan assets contain no significant concentrations of risk from individual securities or industry sectors. The master pension trust has no direct investments in our common stock or fixed-income securities.

Master pension trust investments measured at fair value on a recurring basis at December 31, 2017 and 2016 are presented below, with certain assets presented by level within the fair value hierarchy. As a practical expedient, we estimate the value of common/collective trusts, equity mutual funds and certain other assets by using the net asset value (“NAV”) per share multiplied by the number of shares of the trust investment held as of the measurement date. If we have the ability to redeem our investment in the respective alternative investment at the NAV with no significant restrictions on the redemption at the consolidated balance sheet date, excluding equity mutual funds, we categorized the alternative investment as a reconciliation of pension investments reported in the fair value hierarchy to the master pension trust’s balance. See Note 16 for more information on the determination of fair value.

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs
	(Level 1)		(Level 2)		Total
	2017	2016	2017	2016	2017	2016
Investments in fair value hierarchy
Equity investments:
U.S. securities	$46.6	$169.4	$—	$—	$46.6	$169.4
Global securities	—	—	327.9	191.0	327.9	191.0
Fixed-income investments:
High-yield U.S. securities	—	—	111.8	0.4	111.8	0.4
Other U.S. securities	—	—	524.6	—	524.6	—
Global securities	—	—	—	395.4	—	395.4
Other investments	—	—	30.6	28.9	30.6	28.9
Total pension investments in fair value hierarchy	$46.6	$169.4	$994.9	$615.7	$1,041.5	$785.1

Investments with fair values measured at net asset value
Common/collective trusts:
U.S. equity securities (a)					194.6	728.8
Global equity securities (b)					707.0	381.4
U.S. corporate fixed-income securities (c)					379.1	207.4
U.S. Treasury securities and bonds					—	80.4
Other					—	0.4
Total pension assets at fair value					$2,322.2	$2,183.5

(a)	Investments primarily in domestic equity securities, which may include common stocks, options and futures.

(b)	Investments primarily in global equity securities, which may include common stocks, options and futures.

(c)	Investments primarily in domestic fixed income investments, which may include investment-grade and high-yield corporate bonds, interest rate swaps, options and futures.

Periodic Benefit Costs

Components of pension and OPEB expense (income) for the years 2017, 2016 and 2015 are presented below:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Components of pension and OPEB expense (income):
Service cost	$2.8	$3.0	$2.2	$4.7	$4.9	$7.1
Interest cost	108.2	120.4	130.0	17.3	19.9	22.5
Expected return on plan assets	(149.9)	(167.1)	(198.4)	—	—	—
Amortization of prior service cost (credit)	4.7	5.6	4.4	(58.5)	(60.4)	(64.6)
Recognized net actuarial loss (gain):
Annual amortization	10.5	29.2	31.2	(4.2)	(4.3)	1.6
Corridor charge (credit)	—	78.4	144.3	—	(35.3)	(13.1)
Settlement loss	—	29.9	1.0	—	—	—
Pension and OPEB expense (income)	$(23.7)	$99.4	$114.7	$(40.7)	$(75.2)	$(46.5)

During 2016 and 2015, we performed remeasurements of an unfunded supplemental retirement plan and recognized settlement losses as a result of lump sum benefit payments made to retired participants.

Pension and OPEB expense (income) for the defined benefit pension plans over the next year is expected to include amortization of $15.9 of the unrealized net loss and $3.8 from the prior service cost in accumulated other comprehensive loss. Pension and OPEB expense (income) for the other postretirement benefit plans over the next fiscal year is expected to include amortization of $1.3 of the unrealized net gain and $13.7 from the prior service credit in accumulated other comprehensive loss.

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans. Certain of these plans have features with matching contributions or other company contributions based on our financial results. Total expense from these plans was $24.9, $23.1 and $18.8 in 2017, 2016 and 2015.

Multiemployer Pension Plans

We contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. The following risks of participating in these multiemployer plans differ from single employer pension plans:

•	Employer contributions to a multiemployer plan may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to a multiemployer plan, the remaining participating employers may need to assume the unfunded obligations of the plan.

•
If the multiemployer plan becomes significantly underfunded or is unable to pay its benefits, we may be required to contribute additional amounts in excess of the rate required by the collective bargaining agreements.

•	If we choose to stop participating in a multiemployer plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in these multiemployer plans for the years ended December 31, 2017, 2016 and 2015, is presented below. We do not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2017.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2017	2016		2017	2016	2015
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$6.3	$6.8	$7.3	No	9/1/2018 to 3/31/2021 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Green	Green	No	18.4	18.0	16.0	No	3/15/2018 to 5/31/2019 (e)
					$24.7	$24.8	$23.3

(a)
The most recent Pension Protection Act zone status available in 2017 and 2016 is for each plan’s year-end at December 31, 2016 and 2015. The plan’s actuary certifies the zone status. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
We are a party to three collective bargaining agreements at our Ashland Works, Mansfield Works and at the AK Tube Walbridge plant that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 305 hourly employees at the Ashland Works expires on September 1, 2018. The labor contract for approximately 90 hourly employees at the AK Tube Walbridge plant expires January 22, 2021. The labor contract for approximately 305 hourly employees at Mansfield Works expires on March 31, 2021.

(e)
We are a party to three collective bargaining agreements at our Butler Works, Middletown Works and Zanesville Works that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 1,725 hourly employees at Middletown Works expires on March 15, 2018. The labor contract for approximately 1,155 hourly employees at Butler Works expires on April 1, 2019. The labor contract for approximately 115 hourly employees at Zanesville Works expires on May 31, 2019.

NOTE 8 - Operating Leases

Rental expense was $43.1, $46.7 and $44.0 for 2017, 2016 and 2015. Obligations to make future minimum lease payments at December 31, 2017, are presented below:

2018	$18.2
2019	18.8
2020	18.1
2021	18.9
2022	16.6
2023 and thereafter	90.2
Total minimum lease payments	$180.8

NOTE 9 - Commitments

We purchase substantial portions of the principal raw materials required for our steel manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. We also use large volumes of natural gas, electricity and industrial gases in our steel manufacturing operations. We negotiate most of our purchases of chrome, coke, industrial gases, iron ore and a portion of our electricity under multi-year agreements. The iron ore agreements typically have a variable-price mechanism that adjusts the price of iron ore periodically, based on reference to an iron ore index and other market-based factors. We typically purchase coal under annual fixed-price agreements. We also purchase certain transportation services under multi-year contracts with minimum quantity requirements.

Commitments for future capital investments at December 31, 2017, totaled approximately $59.0, all of which we expect to incur in 2018.

NOTE 10 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including us, must follow stringent federal, state and local laws and regulations designed to protect human health and the environment. We have spent the following amounts over the past three years for environmental-related capital investments and environmental compliance:

	2017	2016	2015
Environmental-related capital investments	$6.8	$4.9	$7.1
Environmental compliance costs	129.5	123.9	133.2

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

	2017	2016
Accrued liabilities	$8.5	$7.3
Other non-current liabilities	35.4	39.9

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

As previously noted, on April 29, 2002, we entered a mutually agreed-upon administrative order on consent with the EPA pursuant to Section 122 of CERCLA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the Hamilton Plant site located in New Miami, Ohio. The plant ceased operations in 1990 and all of its former structures have been demolished. We submitted the investigation portion of the RI/FS, and we completed a supplemental study in 2014. We currently have accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on September 30, 1998, our predecessor, Armco Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of our Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. We cannot reliably estimate how long it will take to complete this site investigation. We currently have accrued $1.1 for the projected cost of the study. Until the site investigation is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981, we acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited us to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued $1.4 for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.

As previously reported, on July 15, 2009, we and the Pennsylvania Department of Environmental Protection (“PADEP”) entered a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed

Hillside Landfill at our former Ambridge Works. Under the terms of the Consent Order, we paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where landfill activities occurred, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. We have accrued $5.6 for the remedial work required under the approved plan and Consent Order. We submitted a National Pollution Discharge Elimination System (“NPDES”) permit application to move to the next work phase. We currently estimate that the remaining work will be completed in 2019, though it may be delayed.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree required us to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils at Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued $13.6 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Severstal Dearborn, LLC (“Dearborn”) (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, we filed a motion to dismiss the appeal. Additionally, on December 15, 2014, we filed a motion to dismiss the appeal for lack of jurisdiction. At the conclusion of a hearing on all three motions on February 12, 2015, all three motions were denied. On July 12, 2016, the Michigan Court of Appeals denied our motion seeking to overturn the decision of the Circuit Court denying our motion to dismiss for lack of jurisdiction. On October 5, 2016, we filed an application with the Michigan Supreme Court for leave to appeal, seeking to overturn the decision of the Michigan Court of Appeals. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs we incur, if any, or when we may incur them.

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

As previously reported, on April 27, 2000, MDEQ issued a RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes our Dearborn Works. The Corrective Action Order has been amended five times. We are a party to the Corrective Action Order as the successor-in-interest to Dearborn, which was the successor-in-interest to Rouge Steel Company. The Corrective Action Order requires the site-wide investigation, and where appropriate, remediation of the facility. The site investigation and remediation is ongoing. We cannot reliably estimate how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of the costs of the investigation and remediation due to its prior ownership of the steelmaking operations at Dearborn Works. Until the site investigation is complete, we cannot reliably estimate the additional costs we may incur, if any, for any potentially required remediation of the site or when we may incur them.

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

On October 10, 2017, we received a 60-day notice of intent to file a citizen suit under the Clean Air Act related to purported actions at our Middletown Works facility. The notice alleges a variety of violations at the facility and contends that potential plaintiffs, a private citizen and the Sierra Club, will seek civil penalties and injunctive relief if, within the succeeding 60 days, the parties are unable to agree upon suitable actions to resolve the claims. In the event the citizen’s suit is filed, we will vigorously contest these claims. On December 4, 2017, we entered into a Consent Order with the State of Ohio addressing claims made in the notice of intent to file a citizen suit. The Consent Order included injunctive relief measures at the facility and a civil penalty of less than $0.2.

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

The number of asbestos cases pending at December 31, 2017, is presented below:

Asbestos Cases Pending at
December 31, 2017
Cases with specific dollar claims for damages:
Claims up to $0.2	135
Claims above $0.2 to $5.0	4
Claims above $5.0 to $20.0	3
Total claims with specific dollar claims for damages (a)	142
Cases without a specific dollar claim for damages	194
Total asbestos cases pending	336

(a)	Involve a total of 2,244 plaintiffs and 17,747 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information in 2017, 2016 and 2015, is presented below:

	2017	2016	2015
New Claims Filed	58	40	52
Pending Claims Disposed Of	61	84	68
Total Amount Paid in Settlements	$1.2	$0.9	$1.9

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

As previously reported, on June 13, 2013, Cliffs Sales Company (“Cliffs”) filed an action in the United States District Court for the Northern District of Ohio, Civil Action No. 1:13 cv 1308, against us pertaining to Dearborn Works. Cliffs claims that we breached a May 21, 2008, Agreement for Sale of Reclaimed Iron Units, as amended (the “Iron Unit Agreement”). Cliffs claims that we breached the Iron Unit Agreement by failing to purchase the required amount of pellets, chips and fines as allegedly required. We filed an answer denying the material allegations of the complaint and asserting several affirmative defenses. In January of 2014, the presiding judge ordered a stay of the proceedings. In January 2018, we and Cliffs signed an agreement under which Cliffs has agreed to voluntarily dismiss this matter with prejudice.

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

In May 2016, AK Holding issued 59.8 million shares of common stock at $4.40 per share for net proceeds of $249.5 after underwriting discounts and other fees. In November 2016, AK Holding issued an additional 74.8 million shares of common stock at

$4.90 per share for net proceeds of $351.0 after underwriting discounts and other fees. We used the net proceeds from the sales of common stock to reduce our debt by repaying outstanding borrowings under our Credit Facility and for general corporate purposes.

Dividends: The instruments governing our outstanding senior debt allow dividend payments. However, our Credit Facility restricts dividend payments. Dividends are permitted if no default or event of default exists and (i) availability under the Credit Facility exceeds 20% of the lesser of the Credit Facility commitment or eligible collateral after advance rates or (ii) availability exceeds 15% of the lesser of the Credit Facility commitment or eligible collateral after advance rates and we meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. At December 31, 2017, availability under the Credit Facility significantly exceeds these amounts. If we cannot meet either of these thresholds, annual dividends would be limited to the greater of $18.0 or 0.5% of consolidated total assets, with additional dividends permitted equal to the greater of $25.0 or 0.7% of consolidated total assets in aggregate over the life of the Credit Facility.

Share Repurchase Program: In October 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding common stock. We have not made any common stock repurchases under this program in the last three years. As of December 31, 2017, we had remaining $125.6 for repurchase under the Board of Directors’ authorization.

NOTE 12 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits us to grant nonqualified stock option, restricted stock, performance share and/or restricted stock unit (“RSUs”) awards to our Directors, officers and other employees. Stockholders have approved an aggregate maximum of 28 million shares issuable under the SIP through December 31, 2019, of which approximately 7 million shares are available for future grant as of December 31, 2017.

Share-based compensation expense for the years ended December 31, 2017, 2016 and 2015, is presented below:

Share-based Compensation Expense	2017	2016	2015
Stock options	$2.1	$1.0	$1.7
Restricted stock	2.9	1.6	3.2
Restricted stock units issued to Directors	1.2	1.3	0.9
Performance shares	1.5	1.5	1.9
Pre-tax share-based compensation expense	$7.7	$5.4	$7.7

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

We use the Black-Scholes option valuation model to value the nonqualified stock options. We use historical data of stock option exercise behaviors to estimate the expected life that granted options will be outstanding. The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the grant date. The expected volatility is determined by using a blend of historical and implied volatility. We do not expect to pay dividends over the term of the options based on our current dividend policy. We also estimate that option holders will forfeit 5% of the options.

The following weighted-average assumptions are used in the Black-Scholes option pricing model to estimate the fair value of granted options as of the grant date:

	2017	2016	2015
Expected volatility	61.5% – 64.0%	90.3% – 91.5%	67.6% – 75.9%
Weighted-average volatility	62.5%	90.7%	69.4%
Expected term (in years)	3.3 – 6.5	3.3 – 6.7	3.1 – 6.6
Risk-free interest rate	1.6% – 2.2%	1.2% – 1.8%	1.0% – 1.7%
Weighted-average grant-date fair value per share of granted options	$5.33	$1.29	$2.36

Option activity for the year ended December 31, 2017, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,775,565	$8.12
Granted	513,600	9.78
Exercised	(58,999)	6.38
Forfeited and expired	(235,960)	17.66
Outstanding at December 31, 2017	2,994,206	7.69	5.6	$4.8

Exercisable at December 31, 2017	1,796,958	9.00	4.0	2.4

Unvested at December 31, 2017	1,197,248	5.81	7.7	2.4

Unvested at December 31, 2017 expected to vest	1,137,386	5.81	7.7	2.3

The total intrinsic value of stock option awards that holders exercised during the year ended December 31, 2017 and 2016 was $0.2 and $1.4 and the intrinsic value was not material in 2015. Each exercised option’s intrinsic value is the quoted average of the reported high and low sales price on the exercise date. As of December 31, 2017, total unrecognized compensation costs for non-vested stock options were $1.1, which we expect to recognize over a weighted-average period of 1.8 years.

Restricted Stock

Restricted stock awards granted to officers and other employees ordinarily vest ratably on the first, second and third anniversaries of the grant. Non-vested restricted stock awards activity for the year ended December 31, 2017, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	625,025	$3.11
Granted	355,600	9.78
Vested/restrictions lapsed	(454,741)	5.70
Canceled	(7,700)	5.10
Outstanding at December 31, 2017	518,184	5.38

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015, was $9.78, $1.80 and $4.06 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the years ended December 31, 2017, 2016 and 2015, was $4.1, $1.4 and $2.9. As of December 31, 2017, total unrecognized compensation costs for non-vested restricted stock awards granted under the SIP were $1.5, which we expect to recognize over a weighted-average period of 1.2 years.

Restricted Stock Units

Restricted stock units (“RSUs”) represent equity-based compensation granted to Directors. RSU grants vest immediately, but we do not settle them (i.e., issue the underlying shares of stock) until one year after the grant date, unless a Director elects to defer the settlement to six months after their Board service is terminated. They may elect to take settlement in a single distribution or in annual installments up to fifteen years.

Performance Shares

Performance shares are granted to officers and other employees. They earn the awards by meeting performance measures over a three-year period. Though a target number of performance shares are awarded on the grant date, the total number of performance shares issued to the participant when they vest is based on two equally-rated metrics: (i) our share performance compared to a prescribed compounded annual growth rate and (ii) our total share return compared to the VanEck Vectors Steel ETF (Standard & Poor’s MidCap 400 index for grants prior to 2017).

The following weighted-average assumptions are used in a Monte Carlo simulation model to estimate the fair value of performance shares granted:

	2017	2016	2015
Company expected volatility	68.0%	60.8%	56.4%
VanEck Vectors Steel ETF expected volatility	48.9%	NA	NA
S&P’s MidCap 400 index expected volatility	NA	27.6%	27.0%
Risk-free interest rate	1.5%	1.1%	0.9%
Weighted-average grant-date fair value per performance share granted	$10.78	$1.74	$3.09

Non-vested performance share awards activity for the year ended December 31, 2017, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	1,017,856	$2.48
Granted	263,600	10.78
Earned	—	—
Expired or forfeited	(562,788)	3.10
Outstanding at December 31, 2017	718,668	5.04

The total intrinsic value of performance share awards that were earned during the year ended December 31, 2016, was $4.5. As of December 31, 2017, total unrecognized compensation costs for non-vested performance share awards granted under the SIP were $2.0, which we expect to recognize over a weighted-average period of 1.9 years.

NOTE 13 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	2017	2016	2015
Foreign currency translation
Balance at beginning of period	$(3.6)	$(2.1)	$1.0
Other comprehensive income (loss)—foreign currency translation gain (loss)	4.7	(1.5)	(3.1)
Balance at end of period	$1.1	$(3.6)	$(2.1)
Cash flow hedges
Balance at beginning of period	$46.4	$(34.0)	$(32.2)
Other comprehensive income (loss):
Gains (losses) arising in period	(11.5)	56.1	(64.2)
Income tax expense (benefit)	(3.6)	2.0	(25.2)
Gains (losses) arising in period, net of tax	(7.9)	54.1	(39.0)
Reclassification of losses (gains) to net income (loss) (a)	(12.5)	27.2	61.4
Income tax (expense) benefit (c)	(3.9)	0.9	24.2
Net amount of reclassification of losses (gains) to net income (loss)	(8.6)	26.3	37.2
Total other comprehensive income (loss), net of tax	(16.5)	80.4	(1.8)
Balance at end of period	$29.9	$46.4	$(34.0)
Unrealized holding gains on securities
Balance at beginning of period	$—	$—	$0.4
Reclassification of gains (losses) to net income (loss)—income tax benefit (c)	—	—	0.4
Total other comprehensive income (loss), net of tax	—	—	(0.4)
Balance at end of period	$—	$—	$—
Pension and OPEB plans
Balance at beginning of period	$(106.3)	$(151.1)	$(173.6)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	4.7	(8.3)	(7.7)
Gains (losses) arising in period	94.2	11.6	(60.8)
Subtotal	98.9	3.3	(68.5)
Income tax expense (benefit) (c)	31.0	0.1	(26.0)
Gains (losses) arising in period, net of tax	67.9	3.2	(42.5)
Reclassification to net income (loss):
Prior service costs (credits) (b)	(53.8)	(54.8)	(60.2)
Actuarial (gains) losses (b)	6.3	97.9	165.0
Subtotal	(47.5)	43.1	104.8
Income tax (expense) benefit (c)	(14.9)	1.5	39.8
Amount of reclassification to net income (loss), net of tax	(32.6)	41.6	65.0
Total other comprehensive income (loss), net of tax	35.3	44.8	22.5
Balance at end of period	$(71.0)	$(106.3)	$(151.1)

(a)	Included in cost of products sold

(b)	Included in pension and OPEB expense (income)

(c)	Included in income tax expense (benefit)

NOTE 14 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is presented below:

	2017	2016	2015
Net income (loss) attributable to AK Steel Holding Corporation	$6.2	$(7.8)	$(509.0)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—
Undistributed earnings (loss)	$6.2	$(7.8)	$(509.0)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—
Undistributed earnings (loss) to common stockholders	6.2	(7.7)	(507.3)
Common stockholders earnings (loss)—basic and diluted	$6.2	$(7.7)	$(507.3)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	314.3	230.0	177.2
Effect of Exchangeable Notes	4.5	—	—
Effect of dilutive stock-based compensation	0.9	—	—
Common shares outstanding for diluted earnings per share	319.7	230.0	177.2

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—
Undistributed earnings (loss)	0.02	(0.03)	(2.86)
Basic and diluted earnings (loss) per share	$0.02	$(0.03)	$(2.86)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.4	3.0	3.6

NOTE 15 - Variable Interest Entities

SunCoke Middletown

We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $61.7, $66.0 and $62.6 for the years ended December 31, 2017, 2016 and 2015 that was included in our consolidated income (loss) before income taxes.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), we adjust our valuations to reflect the counterparty’s valuation assumptions. After validating that the counterparty’s assumptions for implied volatilities reflect independent source’s assumptions, we discount these model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of December 31, 2017, a spread over benchmark rates of less than 1.8% was used for derivatives valued as assets and less than 2.6% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

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

Assets and liabilities measured at fair value on a recurring basis are presented below:

	2017			2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents (a)	$38.0	$—	$38.0	$48.2	$125.0	$173.2
Other current assets:
Foreign exchange contracts	—	0.2	0.2	—	0.1	0.1
Commodity hedge contracts	—	35.2	35.2	—	47.0	47.0
Other non-current assets:
Foreign exchange contracts	—	1.7	1.7	—	—	—
Commodity hedge contracts	—	10.6	10.6	—	15.3	15.3
Assets measured at fair value	$38.0	$47.7	$85.7	$48.2	$187.4	$235.6

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.3)	$(0.3)	$—	$—	$—
Commodity hedge contracts	—	(4.9)	(4.9)	—	(1.8)	(1.8)
Other non-current liabilities—commodity hedge contracts	—	(0.5)	(0.5)	—	(0.6)	(0.6)
Liabilities measured at fair value	$—	$(5.7)	$(5.7)	$—	$(2.4)	$(2.4)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,273.4)	$(2,273.4)	$—	$(2,123.2)	$(2,123.2)
Carrying amount	—	(2,110.1)	(2,110.1)	—	(1,816.6)	(1,816.6)

(a)	Level 2 assets include money market mutual funds invested in U.S. Treasury obligations.

See Note 7 for information on the fair value of pension plan assets. The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at December 31, 2017 and 2016.

NOTE 17 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of revenues and operating costs that are denominated in foreign currencies, and we use forward currency and currency option contracts to reduce our exposure to certain of these currency price fluctuations. Contracts that sell euros have not been designated as hedges for accounting purposes and gains or losses are reported in earnings immediately in other income (expense). Contracts that purchase Canadian dollars are designated as hedges for accounting purposes, which requires us to record the effective gains and losses for the derivatives in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize the associated underlying operating costs. We recognize gains and losses on these designated derivatives immediately in cost of products sold if we calculate hedge ineffectiveness.

We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. For input commodities, these derivatives are typically used for a portion of our electricity, iron ore, natural gas, nickel and zinc requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs.

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

We have no collateral deposited with counterparties under collateral funding arrangements as of December 31, 2017.

Outstanding commodity price swaps and options and forward foreign exchange and currency option contracts as of December 31, 2017 and 2016, are presented below:

Hedge Contracts	2017		2016
Commodity contracts:
Nickel (in lbs)	500,000		—
Natural gas (in MMBTUs)	41,338,000		43,865,000
Zinc (in lbs)	50,350,000		58,750,000
Iron ore (in metric tons)	2,340,000		2,555,000
Electricity (in MWHs)	1,553,000		1,578,821
Foreign exchange contracts:
Euros		€26,000,000		€5,000,000
Canadian dollars	C$	148,080,000	C$	—

The fair value of derivative instruments as of December 31, 2017 and 2016, is presented below:

Asset (liability)	2017	2016
Derivatives designated as hedging instruments:
Other current assets:
Foreign exchange contracts	$0.2	$—
Commodity contracts	9.0	18.5
Other non-current assets:
Foreign exchange contracts	1.7	—
Commodity contracts	2.3	5.2
Other current liabilities:
Foreign exchange contracts	(0.2)	—
Commodity contracts	(4.6)	(1.8)
Other non-current liabilities—commodity contracts	(0.5)	(0.1)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	0.1
Commodity contracts	26.2	28.5
Other non-current assets—commodity contracts	8.3	10.1
Accrued liabilities:
Foreign exchange contracts	(0.1)	—
Commodity contracts	(0.3)	—
Other non-current liabilities—commodity contracts	—	(0.5)

Gains (losses) on derivative instruments for the years ended December 31, 2017, 2016 and 2015, are presented below:

Gain (loss)	2017	2016	2015
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$12.5	$(27.2)	$(61.4)
Recorded in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	0.7	(13.3)	(23.6)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(1.6)	(0.9)	(0.1)
Commodity contracts:
Recognized in net sales	—	—	2.2
Recognized in cost of products sold	31.6	38.6	(2.0)

The termination of the pellet offtake agreement with Magnetation and entry into the Settlement Agreement affects the accounting treatment of our iron ore derivative contracts. We previously designated certain derivative contracts as cash flow hedges on a portion of the Magnetation iron ore purchases. As a result of the entry into the Settlement Agreement, we discontinued designating those derivatives contracts as hedging instruments, which increases the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition. Derivative contracts not designated as hedging instruments require us to immediately recognize changes in the fair value of the derivative contracts in cost of products sold in the table above when the change in fair value occurs, instead of when we recognize costs for the underlying purchases of iron ore.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Hedge	Settlement Dates	Gains (losses)
Natural gas	January 2018 to December 2019	$(1.2)
Electricity	January 2018 to December 2019	1.2
Zinc	January 2018 to December 2019	8.4
Canadian dollars	January 2018 to December 2020	(0.8)

NOTE 18 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	2017	2016	2015
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$130.5	$137.1	$161.3
Income taxes	0.1	(2.6)	0.7

Included in net cash flows from operations was cash provided by SunCoke Middletown of $77.1, $83.3 and $87.4 for the years ended December 31, 2017, 2016 and 2015. Consolidated cash and cash equivalents at December 31, 2017, and 2016, include SunCoke Middletown’s cash and cash equivalents of $0.1 and $5.0. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but is not available for our use.

We had capital investments during the years ended December 31, 2017, 2016 and 2015, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the consolidated statements of cash flows until paid. We included our new leased Research and Innovation Center in property, plant and equipment and as a capital lease obligation in the consolidated balance sheets during its construction, which was completed in early 2017 and represented a non-cash transaction for us. In October 2017, we acquired the Research and Innovation Center capital lease with cash from our Credit Facility, effectively settling the obligation. We also granted restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities for the years ended December 31, 2017, 2016 and 2015, are presented below:

	2017	2016	2015
Capital investments	$37.3	$33.2	$34.4
Research and Innovation Center capital lease	1.1	25.2	—
Issuance of restricted stock and restricted stock units	4.6	2.3	4.1

NOTE 19 - Quarterly Information (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,533.4	$1,557.2	$1,494.3	$1,495.6	$6,080.5
Operating profit (loss)	112.5	109.5	37.8	(39.8)	220.0
Net income (loss) attributable to AK Holding	62.5	61.2	(5.8)	(111.7)	6.2
Basic earnings (loss) per share	$0.20	$0.19	$(0.02)	$(0.36)	$0.02
Diluted earnings (loss) per share	0.19	0.19	(0.02)	(0.36)	0.02

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,518.8	$1,492.2	$1,452.9	$1,418.6	$5,882.5
Operating profit (loss)	48.0	62.6	130.8	(11.2)	230.2
Net income (loss) attributable to AK Holding	(13.6)	17.3	50.9	(62.4)	(7.8)
Basic and diluted earnings (loss) per share	$(0.08)	$0.08	$0.21	$(0.22)	$(0.03)

Included in net income attributable to AK Holding in the fourth quarter and full year of 2017 were a credit of $19.3 to reduce a transportation liability, a non-cash charge of $75.6 to impair Ashland Works Hot End property, plant and equipment and a $32.1 non-cash charge for income taxes due to the reduced value of deferred tax assets associated with new U.S. tax legislation.

Included in net income attributable to AK Holding in the fourth quarter and full year of 2016 were charges for the termination of a pellet offtake agreement with Magnetation and related transportation costs of $69.5, a pension corridor charge of $78.4, an OPEB corridor credit of $35.3 and a pension settlement charges of $25.0.

NOTE 20 - Supplementary Guarantor Information

AK Steel’s Secured Notes, 2021 Notes, 2025 Notes and 2027 Notes (collectively, the “Senior Notes”) and the Exchangeable Notes are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding and the Subsidiary Guarantors each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the notes. AK Holding is the sole guarantor of the Exchangeable Notes.

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

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,755.1	$285.9	$496.3	$(456.8)	$6,080.5
Cost of products sold (exclusive of items shown separately below)	—	5,183.2	203.1	387.2	(413.8)	5,359.7
Selling and administrative expenses (exclusive of items shown separately below)	3.7	283.5	13.5	26.9	(44.7)	282.9
Depreciation	—	189.3	7.5	29.2	—	226.0
Pension and OPEB expense (income)	—	(64.4)	—	—	—	(64.4)
Charge (credit) for termination of pellet agreement and related transportation costs	—	(19.3)	—	—	—	(19.3)
Asset impairment charge	—	75.6	—	—	—	75.6
Total operating costs	3.7	5,647.9	224.1	443.3	(458.5)	5,860.5
Operating profit (loss)	(3.7)	107.2	61.8	53.0	1.7	220.0
Interest expense	—	150.3	—	2.0	—	152.3
Other income (expense)	—	(30.1)	11.4	5.4	(3.8)	(17.1)
Income (loss) before income taxes	(3.7)	(73.2)	73.2	56.4	(2.1)	50.6
Income tax expense (benefit)	—	(42.1)	27.8	(1.8)	(0.9)	(17.0)
Equity in net income (loss) of subsidiaries	9.9	41.0	—	—	(50.9)	—
Net income (loss)	6.2	9.9	45.4	58.2	(52.1)	67.6
Less: Net income attributable to noncontrolling interests	—	—	—	61.4	—	61.4
Net income (loss) attributable to AK Steel Holding Corporation	6.2	9.9	45.4	(3.2)	(52.1)	6.2
Other comprehensive income (loss)	23.5	23.5	—	4.7	(28.2)	23.5
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$29.7	$33.4	$45.4	$1.5	$(80.3)	$29.7

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,681.0	$250.9	$411.5	$(460.9)	$5,882.5
Cost of products sold (exclusive of items shown separately below)	—	5,005.4	176.1	299.4	(416.2)	5,064.7
Selling and administrative expenses (exclusive of items shown separately below)	4.4	280.8	12.7	22.6	(43.3)	277.2
Depreciation	—	187.8	7.0	21.8	—	216.6
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	—	(43.8)	—	—	—	(43.8)
Pension and OPEB net corridor charge	—	43.1	—	—	—	43.1
Pension settlement charges	—	25.0	—	—	—	25.0
Charge (credit) for termination of pellet agreement and related transportation costs	—	69.5	—	—	—	69.5
Total operating costs	4.4	5,567.8	195.8	343.8	(459.5)	5,652.3
Operating profit (loss)	(4.4)	113.2	55.1	67.7	(1.4)	230.2
Interest expense	—	162.3	—	1.6	—	163.9
Other income (expense)	—	(16.4)	8.1	8.6	(5.2)	(4.9)
Income (loss) before income taxes	(4.4)	(65.5)	63.2	74.7	(6.6)	61.4
Income tax expense (benefit)	—	(21.9)	24.0	3.6	(2.5)	3.2
Equity in net income (loss) of subsidiaries	(3.4)	40.2	—	(0.7)	(36.1)	—
Net income (loss)	(7.8)	(3.4)	39.2	70.4	(40.2)	58.2
Less: Net income attributable to noncontrolling interests	—	—	—	66.0	—	66.0
Net income (loss) attributable to AK Steel Holding Corporation	(7.8)	(3.4)	39.2	4.4	(40.2)	(7.8)
Other comprehensive income (loss)	123.7	123.7	—	(1.5)	(122.2)	123.7
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$115.9	$120.3	$39.2	$2.9	$(162.4)	$115.9

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,498.2	$256.2	$533.0	$(594.5)	$6,692.9
Cost of products sold (exclusive of items shown separately below)	—	5,984.9	165.7	425.1	(543.7)	6,032.0
Selling and administrative expenses (exclusive of items shown separately below)	4.9	270.4	13.1	22.6	(49.1)	261.9
Depreciation	—	187.7	7.4	20.9	—	216.0
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	—	(63.0)	—	—	—	(63.0)
Pension and OPEB net corridor charge	—	131.2	—	—	—	131.2
Charge for facility idling	—	28.1	—	—	—	28.1
Total operating costs	4.9	6,539.3	186.2	468.6	(592.8)	6,606.2
Operating profit (loss)	(4.9)	(41.1)	70.0	64.4	(1.7)	86.7
Interest expense	—	171.0	—	2.0	—	173.0
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Impairment of AFSG investment	—	—	—	(41.6)	—	(41.6)
Other income (expense)	—	6.4	6.6	(11.6)	—	1.4
Income (loss) before income taxes	(4.9)	(205.7)	76.6	(247.1)	(1.7)	(382.8)
Income tax expense (benefit)	—	39.6	29.1	(4.6)	(0.7)	63.4
Equity in net income (loss) of subsidiaries	(504.1)	(258.8)	—	0.6	762.3	—
Net income (loss)	(509.0)	(504.1)	47.5	(241.9)	761.3	(446.2)
Less: Net income attributable to noncontrolling interests	—	—	—	62.8	—	62.8
Net income (loss) attributable to AK Steel Holding Corporation	(509.0)	(504.1)	47.5	(304.7)	761.3	(509.0)
Other comprehensive income (loss)	17.2	17.2	—	(3.1)	(14.1)	17.2
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(491.8)	$(486.9)	$47.5	$(307.8)	$747.2	$(491.8)

Condensed Balance Sheets
December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14.5	$7.2	$16.3	$—	$38.0
Accounts receivable, net	—	432.4	33.2	65.4	(13.2)	517.8
Inventory, net	—	998.1	51.3	108.3	(9.9)	1,147.8
Other current assets	—	124.7	0.2	5.4	—	130.3
Total current assets	—	1,569.7	91.9	195.4	(23.1)	1,833.9
Property, plant and equipment	—	6,004.0	181.5	646.3	—	6,831.8
Accumulated depreciation	—	(4,620.8)	(94.8)	(130.0)	—	(4,845.6)
Property, plant and equipment, net	—	1,383.2	86.7	516.3	—	1,986.2
Other non-current assets:
Investment in subsidiaries	(3,297.1)	1,843.2	—	67.5	1,386.4	—
Inter-company accounts	3,081.1	—	1,525.2	—	(4,606.3)	—
Goodwill and intangible assets	—	—	32.8	273.9	—	306.7
Other non-current assets	—	124.8	0.2	44.3	—	169.3
TOTAL ASSETS	$(216.0)	$4,920.9	$1,736.8	$1,097.4	$(3,243.0)	$4,296.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$623.3	$17.9	$50.9	$(1.7)	$690.4
Accrued liabilities	—	228.2	7.8	34.5	—	270.5
Current portion of pension and other postretirement benefit obligations	—	39.7	—	0.4	—	40.1
Total current liabilities	—	891.2	25.7	85.8	(1.7)	1,001.0
Non-current liabilities:
Long-term debt	—	2,110.1	—	—	—	2,110.1
Pension and other postretirement benefit obligations	—	890.8	—	3.4	—	894.2
Inter-company accounts	—	4,200.0	—	489.1	(4,689.1)	—
Other non-current liabilities	—	125.9	1.0	34.7	—	161.6
TOTAL LIABILITIES	—	8,218.0	26.7	613.0	(4,690.8)	4,166.9
Equity (deficit):
Total stockholders’ equity (deficit)	(216.0)	(3,297.1)	1,710.1	139.2	1,447.8	(216.0)
Noncontrolling interests	—	—	—	345.2	—	345.2
TOTAL EQUITY (DEFICIT)	(216.0)	(3,297.1)	1,710.1	484.4	1,447.8	129.2
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(216.0)	$4,920.9	$1,736.8	$1,097.4	$(3,243.0)	$4,296.1

Condensed Balance Sheets
December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$147.9	$4.4	$20.9	$—	$173.2
Accounts receivable, net	—	400.4	30.3	19.6	(8.3)	442.0
Inventory, net	—	1,038.1	45.3	42.0	(11.5)	1,113.9
Other current assets	—	91.5	0.2	2.9	—	94.6
Total current assets	—	1,677.9	80.2	85.4	(19.8)	1,823.7
Property, plant and equipment	—	5,857.9	175.9	535.2	—	6,569.0
Accumulated depreciation	—	(4,365.8)	(87.2)	(101.6)	—	(4,554.6)
Property, plant and equipment, net	—	1,492.1	88.7	433.6	—	2,014.4
Other non-current assets:
Investment in subsidiaries	(3,227.1)	1,406.2	—	67.5	1,753.4	—
Inter-company accounts	2,954.9	—	1,464.0	—	(4,418.9)	—
Goodwill and intangible assets	—	—	32.8	—	—	32.8
Other non-current assets	—	126.0	0.2	38.9	—	165.1
TOTAL ASSETS	$(272.2)	$4,702.2	$1,665.9	$625.4	$(2,685.3)	$4,036.0
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$557.7	$16.7	$15.0	$0.5	$589.9
Accrued liabilities	—	213.7	7.0	13.4	—	234.1
Current portion of pension and other postretirement benefit obligations	—	41.0	—	0.3	—	41.3
Total current liabilities	—	812.4	23.7	28.7	0.5	865.3
Non-current liabilities:
Long-term debt	—	1,816.6	—	—	—	1,816.6
Pension and other postretirement benefit obligations	—	1,090.4	—	3.3	—	1,093.7
Inter-company accounts	—	4,041.9	—	458.4	(4,500.3)	—
Other non-current liabilities	—	146.7	1.6	0.1	—	148.4
TOTAL LIABILITIES	—	7,908.0	25.3	490.5	(4,499.8)	3,924.0
EXCHANGEABLE NOTES EXCHANGE FEATURE	—	21.3	—	—	—	21.3
Equity (deficit):
Total stockholders’ equity (deficit)	(272.2)	(3,227.1)	1,640.6	(228.0)	1,814.5	(272.2)
Noncontrolling interests	—	—	—	362.9	—	362.9
TOTAL EQUITY (DEFICIT)	(272.2)	(3,227.1)	1,640.6	134.9	1,814.5	90.7
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(272.2)	$4,702.2	$1,665.9	$625.4	$(2,685.3)	$4,036.0

Condensed Statements of Cash Flows
Year Ended December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.5)	$67.3	$73.3	$61.7	$(1.0)	$198.8
Cash flows from investing activities:
Capital investments	—	(131.8)	(5.6)	(15.1)	—	(152.5)
Investment in acquired business, net of cash acquired	—	(360.4)	—	—	—	(360.4)
Other investing items, net	—	4.0	—	0.2	—	4.2
Net cash flows from investing activities	—	(488.2)	(5.6)	(14.9)	—	(508.7)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	450.0	—	—	—	450.0
Proceeds from issuance of long-term debt	—	680.0	—	—	—	680.0
Redemption of long-term debt	—	(848.4)	—	—	—	(848.4)
Debt issuance costs	—	(25.3)	—	—	—	(25.3)
Inter-company activity	5.0	31.2	(64.9)	27.7	1.0	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(79.1)	—	(79.1)
Other financing items, net	(2.5)	—	—	—	—	(2.5)
Net cash flows from financing activities	2.5	287.5	(64.9)	(51.4)	1.0	174.7
Net increase (decrease) in cash and cash equivalents	—	(133.4)	2.8	(4.6)	—	(135.2)
Cash and equivalents, beginning of year	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of year	$—	$14.5	$7.2	$16.3	$—	$38.0

Condensed Statements of Cash Flows
Year Ended December 31, 2016

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.1)	$186.5	$44.3	$92.2	$(15.3)	$304.6
Cash flows from investing activities:
Capital investments	—	(116.0)	(8.8)	(2.8)	—	(127.6)
Other investing items, net	—	3.0	—	(0.7)	—	2.3
Net cash flows from investing activities	—	(113.0)	(8.8)	(3.5)	—	(125.3)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(550.0)	—	—	—	(550.0)
Proceeds from issuance of long-term debt	—	380.0	—	—	—	380.0
Redemption of long-term debt	—	(392.8)	—	—	—	(392.8)
Proceeds from issuance of common stock	600.4	—	—	—	—	600.4
Debt issuance costs	—	(20.4)	—	—	—	(20.4)
Inter-company activity	(602.4)	630.5	(36.8)	(6.6)	15.3	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(85.1)	—	(85.1)
Other financing items, net	5.1	0.1	—	—	—	5.2
Net cash flows from financing activities	3.1	47.4	(36.8)	(91.7)	15.3	(62.7)
Net increase (decrease) in cash and cash equivalents	—	120.9	(1.3)	(3.0)	—	116.6
Cash and equivalents, beginning of year	—	27.0	5.7	23.9	—	56.6
Cash and equivalents, end of year	$—	$147.9	$4.4	$20.9	$—	$173.2

Condensed Statements of Cash Flows
Year Ended December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.7)	$49.0	$50.6	$108.1	$(3.7)	$200.3
Cash flows from investing activities:
Capital investments	—	(85.0)	(9.0)	(5.0)	—	(99.0)
Proceeds from sale of equity investee	—	25.0	—	—	—	25.0
Proceeds from AFSG Holdings, Inc. distribution	—	—	—	14.0	—	14.0
Other investing items, net	—	12.5	—	—	—	12.5
Net cash flows from investing activities	—	(47.5)	(9.0)	9.0	—	(47.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(55.0)	—	—	—	(55.0)
Redemption of long-term debt	—	(14.1)	—	—	—	(14.1)
Inter-company activity	4.7	66.1	(40.4)	(34.1)	3.7	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(96.3)	—	(96.3)
Other financing items, net	(1.0)	—	—	—	—	(1.0)
Net cash flows from financing activities	3.7	(3.0)	(40.4)	(130.4)	3.7	(166.4)
Net increase (decrease) in cash and cash equivalents	—	(1.5)	1.2	(13.3)	—	(13.6)
Cash and equivalents, beginning of year	—	28.5	4.5	37.2	—	70.2
Cash and equivalents, end of year	$—	$27.0	$5.7	$23.9	$—	$56.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

We have excluded Precision Partners from our assessment of internal control over financial reporting as of December 31, 2017, because we acquired this business in the third quarter of 2017 and it was not practicable to conduct an assessment of Precision Partner’s internal control over financial reporting in the period between the acquisition date and the date of management’s assessment.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Our evaluation of internal control over financial reporting did not include the internal controls of Precision Partners, which is included in the 2017 consolidated financial statements and constituted approximately 11% of total assets as of December 31, 2017, and less than 2% of net sales for the year then ended.

Based on our assessment and those criteria, we have determined that, as of December 31, 2017, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on the following page.

Dated:	February 15, 2018	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 15, 2018	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AK Steel Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AK Steel Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PPHC Holdings, LLC (Precision Partners), which is included in the 2017 consolidated financial statements of the Company and constituted 11% of total assets as of December 31, 2017 and less than 2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over reporting of Precision Partners.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 15, 2018

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to our Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to our Directors will be set forth under the caption “Election of Directors” in our proxy statement (the “2018 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by our Board of Directors for use at the 2018 Annual Meeting of Stockholders, and such information under that caption is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2018 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2018 Annual Meeting and Nominations of Directors” in the 2018 Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Ethics for Principal Officers covering our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and employees; and Corporate Governance Guidelines. These documents, along with charters of our Audit, Management Development and Compensation, Nominating and Governance, Finance, and Public and Environmental Issues Committees, are posted on our website at www.aksteel.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on our website.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2018 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which our equity securities are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2018 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2018 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transactions” and “Board Independence” in the 2018 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2018 Proxy Statement, and is incorporated herein by reference.

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

4.1(b)
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

4.1(c)
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

4.1(d)
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

4.1(e)
Seventh Supplemental Indenture, dated as of March 23, 2017, among AK Steel Corporation, as issuer, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 23, 2017)

4.1(f)
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

*10.5+	Supplemental Thrift Plan, as amended and restated as of January 1, 2018.

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

10.8+
Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 17, 2017).

10.9+
Form of Executive Officer Change of Control Agreement (incorporated by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 17, 2017).

10.10+
AK Steel Holding Corporation Stock Incentive Plan, as amended and restated as of May 26, 2016 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 2016).

10.11
Second Amended and Restated Loan and Security Agreement, dated as of September 13, 2017, among AK Steel Corporation, as Borrower, the guarantors named therein, certain financial institutions, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the Commission on November 3, 2017).

10.12
Air Quality Facilities Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the Ohio Air Quality Development Authority – $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

Exhibit Number	Description
10.12(a)
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to the Ohio Air Quality Development Authority – $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.12(b)
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

10.13
Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the City of Rockport, Indiana – $30,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.13(a)
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to City of Rockport, Indiana – $30,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.13(b)
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

10.14
Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the Butler County Industrial Development Authority – $7,300,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.14(a)
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to Butler County Industrial Development Authority – $7,300,000 Revenue Refunding Bonds, Series 2012-A (incorporated by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

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

10.15(a)
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

10.16(a)
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

10.16(c)
Supplement to Collateral Trust Agreement, dated as of July 27, 2016, among AK Steel Corporation, Mountain State Carbon, LLC and U.S. Bank National Association, as collateral agent (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the Commission on July 29, 2016).

10.17+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Commission on November 1, 2013).

10.18
Purchase Agreement, dated June 30, 2017, among PPHC Holdings, LLC, Drive Merger Sub, LLC, AK Steel Corporation and PPHC Members’ Representative, LLC (incorporated herein by reference to Exhibit 2.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 7, 2017).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 15, 2018.

AK Steel Holding Corporation
(Registrant)

/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of February 15, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature & Title	Signature & Title

/s/ Dr. James A. Thomson	/s/ William K. Gerber
Dr. James A. Thomson	William K. Gerber
Chairman of the Board	Director

/s/ Roger K. Newport	/s/ Gregory B. Kenny
Roger K. Newport	Gregory B. Kenny
Chief Executive Officer and Director	Director

/s/ Jaime Vasquez	/s/ Ralph S. Michael, III
Jaime Vasquez	Ralph S. Michael, III
Vice President, Finance and Chief Financial Officer	Director

/s/ Gregory A. Hoffbauer	/s/ Dwayne A. Wilson
Gregory A. Hoffbauer	Dwayne A. Wilson
Vice President, Controller and Chief Accounting Officer	Director

/s/ Dennis C. Cuneo	/s/ Vicente Wright
Dennis C. Cuneo	Vicente Wright
Director	Director

/s/ Sheri H. Edison	/s/ Arlene M. Yocum
Sheri H. Edison	Arlene M. Yocum
Director	Director

/s/ Mark G. Essig
Mark G. Essig
Director