Form 10-Q
period 2018-03-31
AK STEEL HOLDING CORP
filed 2018-04-30
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

There were 315,305,290 shares of common stock outstanding as of April 25, 2018.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2018	2017
		As Adjusted
Net sales	$1,658.9	$1,533.4

Cost of products sold (exclusive of item shown separately below)	1,463.7	1,276.9
Selling and administrative expenses (exclusive of item shown separately below)	76.7	71.7
Depreciation	54.9	55.1
Total operating costs	1,595.3	1,403.7
Operating profit	63.6	129.7
Interest expense	37.6	39.4
Pension and OPEB (income) expense	(10.0)	(18.1)
Other (income) expense	(3.9)	7.8
Income before income taxes	39.9	100.6
Income tax expense (benefit)	(4.9)	—
Net income	44.8	100.6
Less: Net income attributable to noncontrolling interests	16.1	16.2
Net income attributable to AK Steel Holding Corporation	$28.7	$84.4
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.09	$0.27
Diluted	$0.09	$0.26

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2018	2017
		As Adjusted
Net income	$44.8	$100.6
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1.1	0.3
Cash flow hedges:
Gains (losses) arising in period	(1.4)	(8.0)
Reclassification of losses (gains) to net income (loss)	(7.6)	(0.6)
Pension and OPEB plans:
Reclassification of prior service cost (credits) to net income (loss)	(2.4)	(13.4)
Reclassification of losses (gains) to net income (loss)	3.6	1.6
Other comprehensive income (loss), before tax	(6.7)	(20.1)
Income tax benefit related to items of comprehensive income (loss)	—	—
Other comprehensive income (loss)	(6.7)	(20.1)
Comprehensive income	38.1	80.5
Less: Comprehensive income attributable to noncontrolling interests	16.1	16.2
Comprehensive income attributable to AK Steel Holding Corporation	$22.0	$64.3

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	March 31, 2018	December 31, 2017
		As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$44.5	$38.0
Accounts receivable, net	619.8	517.8
Inventory	1,334.0	1,385.0
Other current assets	96.4	130.3
Total current assets	2,094.7	2,071.1
Property, plant and equipment	6,850.7	6,831.8
Accumulated depreciation	(4,899.7)	(4,845.6)
Property, plant and equipment, net	1,951.0	1,986.2
Other non-current assets	412.0	417.5
TOTAL ASSETS	$4,457.7	$4,474.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$728.6	$690.4
Accrued liabilities	234.1	270.5
Current portion of pension and other postretirement benefit obligations	39.7	40.1
Total current liabilities	1,002.4	1,001.0
Non-current liabilities:
Long-term debt	2,103.3	2,110.1
Pension and other postretirement benefit obligations	869.2	894.2
Other non-current liabilities	150.9	168.9
TOTAL LIABILITIES	4,125.8	4,174.2
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 316,330,695 and 315,782,764 shares in 2018 and 2017; outstanding 315,279,677 and 314,884,569 shares in 2018 and 2017	3.2	3.2
Additional paid-in capital	2,889.3	2,884.8
Treasury stock, common shares at cost, 1,051,018 and 898,195 shares in 2018 and 2017	(6.4)	(5.4)
Accumulated deficit	(2,849.1)	(2,877.0)
Accumulated other comprehensive loss	(56.1)	(50.2)
Total stockholders’ equity (deficit)	(19.1)	(44.6)
Noncontrolling interests	351.0	345.2
TOTAL EQUITY	331.9	300.6
TOTAL LIABILITIES AND EQUITY	$4,457.7	$4,474.8

The condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	March 31, 2018	December 31, 2017
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$10.6	$0.1
Inventory	16.4	18.4
Property, plant and equipment	426.0	425.9
Accumulated depreciation	(92.4)	(88.6)
Accounts payable	12.8	11.3
Other assets (liabilities), net	1.7	(1.0)
Noncontrolling interests	349.5	343.5

Other variable interest entities
Cash and cash equivalents	$0.4	$0.7
Property, plant and equipment	11.7	11.7
Accumulated depreciation	(9.7)	(9.6)
Other assets (liabilities), net	0.8	0.8
Noncontrolling interests	1.5	1.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2018	2017
		As Adjusted
Cash flows from operating activities:
Net income	$44.8	$100.6
Depreciation	51.1	51.0
Depreciation—SunCoke Middletown	3.8	4.1
Amortization	10.0	7.2
Deferred income taxes	(6.8)	1.5
Pension and OPEB expense (income)	(8.1)	(16.2)
Contributions to pension trust	(6.0)	—
Other postretirement benefit payments	(10.1)	(11.4)
Changes in working capital	0.2	(92.5)
Other operating items, net	(13.3)	(8.0)
Net cash flows from operating activities	65.6	36.3
Cash flows from investing activities:
Capital investments	(37.9)	(32.5)
Other investing items, net	—	1.5
Net cash flows from investing activities	(37.9)	(31.0)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	(10.0)	—
Proceeds from issuance of long-term debt	—	400.0
Redemption of long-term debt	—	(367.5)
Debt issuance costs	—	(7.8)
SunCoke Middletown distributions to noncontrolling interest owners	(10.3)	(15.1)
Other financing items, net	(0.9)	(2.4)
Net cash flows from financing activities	(21.2)	7.2
Net increase (decrease) in cash and cash equivalents	6.5	12.5
Cash and cash equivalents, beginning of period	38.0	173.2
Cash and cash equivalents, end of period	$44.5	$185.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2016 (as adjusted)	$3.1	$2,855.4	$(2.4)	$(2,980.5)	$(88.7)	$362.9	$149.8
Net income				84.4		16.2	100.6
Share-based compensation	0.1	4.1					4.2
Stock options exercised		0.3					0.3
Exchangeable notes exchange feature		1.6					1.6
Purchase of treasury stock			(2.9)				(2.9)
Change in accumulated other comprehensive income (loss)					(20.1)		(20.1)
Net distributions to noncontrolling interests						(15.1)	(15.1)
March 31, 2017 (as adjusted)	$3.2	$2,861.4	$(5.3)	$(2,896.1)	$(108.8)	$364.0	$218.4

December 31, 2017 (as adjusted)	$3.2	$2,884.8	$(5.4)	$(2,877.0)	$(50.2)	$345.2	$300.6
Cumulative effect of adopting new hedging standard				(0.8)	0.8		—
Net income				28.7		16.1	44.8
Share-based compensation		4.5					4.5
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(6.7)		(6.7)
Net distributions to noncontrolling interests						(10.3)	(10.3)
March 31, 2018	$3.2	$2,889.3	$(6.4)	$(2,849.1)	$(56.1)	$351.0	$331.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2018 and December 31, 2017, our results of operations for the three months ended March 31, 2018 and 2017, and our cash flows for the three months ended March 31, 2018 and 2017. Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results we expect for the full year ending December 31, 2018. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition: We generate our revenue through product sales, and shipping terms generally indicate when we have fulfilled our performance obligations and passed control of products to our customer. Our revenue transactions consist of a single performance obligation to transfer promised goods. We have contracts with a substantial portion of our customers. These contracts usually define the mechanism for determining the sales price, but the contacts do not impose a specific quantity on either party. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders or other written instructions we receive from the customer. Spot market sales are made through purchase orders or other written instructions. We recognize revenue when we have fulfilled a performance obligation, which is typically when we have shipped products at the customer’s instructions. For sales with shipping terms that transfer title and risk of loss at the destination point, we recognize revenue when the customer receives the goods and our performance obligation is complete. For sales with shipping terms that transfer title and risk of loss at the shipping point with us bearing responsibility for freight costs to the destination, we determine that we have fulfilled a single performance obligation and recognize revenue when we ship the goods. For our tooling solutions, we record progress payments that we receive from a customer as accrued liabilities until we recognize the revenue when the customer provides written acceptance that our performance obligation has been fulfilled.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring product. We reduce the amount of revenue recognized for estimated returns and other customer credits, such as discounts and volume rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets we serve. We maintain an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due. We initially estimate the allowance required at the time of revenue recognition based on historical experience and make changes to the allowance based on various factors, including changes in the customer’s financial condition or payment patterns. Sales taxes collected from customers are excluded from revenues.

Inventory: Inventories are valued at the lower of cost or net realizable value. We measure the cost of inventories using the average cost method. See Note 3 for information on the change to the average cost method effective January 1, 2018.

Pension and Other Postretirement Benefits: On January 1, 2018, we adopted Accounting Standards Update No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this standard, the service cost component of periodic pension and other postretirement benefit expense is included in cost of products sold and selling and administrative expenses, consistent with our treatment of other employee compensation costs. The remainder of periodic pension and other postretirement benefit income of $10.0 and $18.1 for the three months ended March 31, 2018 and 2017, is recorded in a separate line in the condensed consolidated statements of operations below operating profit. We have retrospectively applied the change in accounting principle to all periods presented. The adoption of this standard update had no other effect on our financial statements.

NOTE 2 - Acquisition of Precision Partners

On August 4, 2017, we acquired 100% of the equity of PPHC Holdings, LLC (“Precision Partners”), which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Precision Partners is headquartered in Ontario, Canada and has approximately 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. We acquired Precision Partners to reinforce our core focus on the high-growth automotive lightweighting market, enhance our prominent position in advanced high strength steels, further strengthen close collaboration with automotive market customers, and leverage both companies’ research and innovation in materials and metals-forming. We finalized the purchase price allocation as of March 31, 2018, with an immaterial adjustment to goodwill.

NOTE 3 - Supplementary Financial Statement Information

Revenue

Net sales by market are presented below:

	Three Months Ended March 31,
	2018	2017
Automotive	$1,119.1	$1,029.5
Infrastructure and Manufacturing	241.3	229.6
Distributors and Converters	298.5	274.3
Total	$1,658.9	$1,533.4

Net sales by product line are presented below:

	Three Months Ended March 31,
	2018	2017
Carbon steel	$1,068.6	$1,029.2
Stainless and electrical steel	426.1	433.9
Tubular products, components and other	164.2	70.3
Total	$1,658.9	$1,533.4

We sell domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $167.8 and $155.1 for the three months ended March 31, 2018 and 2017.

Inventory

Inventories as of March 31, 2018 and December 31, 2017, are presented below:

	March 31, 2018	December 31, 2017
Finished and semi-finished	$972.5	$996.8
Raw materials	361.5	388.2
Inventory	$1,334.0	$1,385.0

In the first quarter of 2018, we changed our accounting method for valuing certain inventories from the last-in, first-out (LIFO) method to the average cost method. This method values inventory using average costs for materials and most recent production costs for labor and overhead. We believe that using the average cost method is preferable since it improves comparability with our peers, more closely tracks the physical flow of our inventory, better matches revenue with expenses and aligns with how we internally manage our business.

The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in our condensed consolidated balance sheet as of December 31, 2017 and our condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended March 31, 2017 were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Condensed consolidated statement of operations for the three months ended March 31, 2017:
Cost of products sold (a)	$1,312.2	$(35.3)	$1,276.9
Income tax expense (benefit)	(13.4)	13.4	—
Net income	78.7	21.9	100.6
Net income attributable to AK Steel Holding Corporation	62.5	21.9	84.4
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.20	$0.07	$0.27
Diluted	0.19	0.07	0.26

Condensed consolidated statement of comprehensive income for the three months ended March 31, 2017:
Cash flow hedges—Reclassification of losses (gains) to net income (loss)	$(3.2)	$2.6	$(0.6)
Comprehensive income	56.0	24.5	80.5
Comprehensive income attributable to AK Steel Holding Corporation	39.8	24.5	64.3

Condensed consolidated balance sheet as of December 31, 2017:
Inventory	$1,147.8	$237.2	$1,385.0
Other non-current assets	476.0	(58.5)	417.5
Other non-current liabilities	161.6	7.3	168.9
Accumulated deficit	(3,058.6)	181.6	(2,877.0)
Accumulated other comprehensive loss	(40.0)	(10.2)	(50.2)

Condensed consolidated statement of cash flows for the three months ended March 31, 2017:
Net income	$78.7	$21.9	$100.6
Deferred income taxes	(11.9)	13.4	1.5
Changes in working capital	(54.6)	(37.9)	(92.5)
Other operating items, net	(10.6)	2.6	(8.0)

(a)	Cost of products sold as originally reported reflects the change in presentation of pension and OPEB (income) expense further described in Note 1.

The following table shows the effects of the change in accounting principle from LIFO to average cost as of March 31, 2018 and for the three months ended March 31, 2018:

	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Condensed consolidated statement of operations for the three months ended March 31, 2018:
Cost of products sold	$1,478.9	$1,463.7	$(15.2)
Income tax expense (benefit)	(8.2)	(4.9)	3.3
Net income	32.9	44.8	11.9
Net income attributable to AK Steel Holding Corporation	16.8	28.7	11.9
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.05	$0.09	$0.04
Diluted	0.05	0.09	0.04

Condensed consolidated statement of comprehensive income for the three months ended March 31, 2018:
Cash flow hedges—Reclassification of losses (gains) to net income (loss)	$(5.9)	$(7.6)	$(1.7)
Comprehensive income	27.9	38.1	10.2
Comprehensive income attributable to AK Steel Holding Corporation	11.8	22.0	10.2

Condensed consolidated balance sheet as of March 31, 2018:
Inventory	$1,083.3	$1,334.0	$250.7
Other non-current assets	479.1	412.0	(67.1)
Other non-current liabilities	148.9	150.9	2.0
Accumulated deficit	(3,042.6)	(2,849.1)	193.5
Accumulated other comprehensive loss	(44.2)	(56.1)	(11.9)

Condensed consolidated statement of cash flows for the three months ended March 31, 2018:
Net income	$32.9	$44.8	$11.9
Deferred income taxes	(10.1)	(6.8)	3.3
Changes in working capital	13.7	0.2	(13.5)
Other operating items, net	(11.6)	(13.3)	(1.7)

Other Non-Current Assets

The change in goodwill for the three months ended March 31, 2018, was as follows.

2018
Balance at December 31, 2017	$253.8
Adjustment to acquisition purchase price	1.2
Balance at March 31, 2018	$255.0

Intangible assets at March 31, 2018, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$36.6	$(3.5)	$33.1
Technology	19.3	(2.1)	17.2
Other	1.0	(0.6)	0.4
Intangible assets	$56.9	$(6.2)	$50.7

Intangible assets at December 31, 2017, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	$36.6	$(2.2)	$34.4
Technology	19.3	(1.4)	17.9
Other	1.0	(0.4)	0.6
Intangible assets	$56.9	$(4.0)	$52.9

Amortization expense related to intangible assets was $2.4 for the three months ended March 31, 2018.

Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $1.3 and $3.4 for the three months ended March 31, 2018 and 2017, for our share of income of equity investees.

Summarized financial statement data for all investees is presented below.

	Three Months Ended March 31,
	2018	2017
Revenue	$74.8	$72.5
Gross profit	21.1	25.5
Net income	4.2	8.9

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred on-going costs of $5.4 and $5.6 for the three months ended March 31, 2018 and 2017, for maintenance of the equipment, utilities and supplier obligations related to the Ashland Works Hot End.

We continue to engage in regular reviews of the potential viability of the Ashland Works Hot End, including an assessment of the most significant risks and benefits of a permanent idling of those idled operations. As part of these reviews, we take into consideration, among other items, our strategic focus on reducing participation in commodity markets to position the company for sustainable profitability and whether we anticipate that future market conditions will enable production from the Ashland Works Hot End to generate sustainable economic returns through steel market cycles. The Ashland Works Hot End remains on temporary idle based on our assessment of forecasted supply and demand characteristics of the markets that we serve. No final determination has been made at this time regarding the long-term status of the operations. Factors that we continue to assess in relation to our decision on the long-term status of the Ashland Works Hot End include, among other items, an uncertain global trade landscape influenced by shifting domestic and international political priorities, continued intense competition from both domestic and foreign steel competitors, excess global steel capacity, volatile raw material costs and steel prices, and our cost structure relative to other sources of steel production. If we decide to permanently idle the Ashland Works Hot End, we would incur certain cash expenses, including those relating to labor benefit obligations, certain take-or-pay supply agreements and potentially accelerated environmental remediation costs.

NOTE 4 - Income Taxes

Income taxes recorded for the periods ended March 31, 2018 and 2017, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method.

During the quarter ended March 31, 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets. We have not completed our determination of the accounting implications of the Tax Cuts and Jobs Act of 2017 on our tax balances. However, we have reasonably estimated the provisional effects of the act in these condensed consolidated financial statements.

NOTE 5 - Long-term Debt and Other Financing

Debt balances at March 31, 2018 and December 31, 2017, are presented below:

	March 31, 2018	December 31, 2017
Credit Facility	$440.0	$450.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due October 2021	406.2	406.2
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	280.0	280.0
7.00% Senior Notes due March 2027	400.0	400.0
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt discount and issuance costs	(52.2)	(55.4)
Total long-term debt	$2,103.3	$2,110.1

During the three months ended March 31, 2018, we were in compliance with all the terms and conditions of our debt agreements. In the three months ended March 31, 2017, we recognized other expense of $9.7 for expenses related to the repurchase of senior unsecured notes.

Credit Facility

We have a $1,350.0 revolving credit facility (the “Credit Facility”), which expires in September 2022 and is guaranteed by AK Holding and by AK Tube LLC (“AK Tube”), AK Steel Properties, Inc. and Mountain State Carbon LLC, three 100%-owned subsidiaries of AK Steel (referred to together as the “Subsidiary Guarantors”). The Credit Facility contains customary restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, dispositions, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $135.0. The Credit Facility’s current availability significantly exceeds $135.0. Availability is calculated as the lesser of the Credit Facility commitments or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. We secure our Credit Facility obligations with our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral.

As of March 31, 2018, we had outstanding borrowings of $440.0 under the Credit Facility. At March 31, 2018, our eligible collateral, after application of applicable advance rates, was $1,331.3. Availability as of March 31, 2018, was $819.8 after reductions of $71.5 for outstanding letters of credit.

NOTE 6 - Pension and Other Postretirement Benefits

Net periodic benefit (income) expense for pension and other postretirement benefits was as follows:

	Three Months Ended March 31,
	2018	2017
Pension Benefits
Service cost	$0.8	$0.7
Interest cost	23.7	27.0
Expected return on assets	(38.8)	(37.6)
Amortization of prior service cost	1.0	1.2
Amortization of loss	3.9	2.7
Net periodic benefit (income) expense	$(9.4)	$(6.0)

Other Postretirement Benefits
Service cost	$1.1	$1.2
Interest cost	3.9	4.3
Amortization of prior service cost (credit)	(3.4)	(14.6)
Amortization of (gain) loss	(0.3)	(1.1)
Net periodic benefit (income) expense	$1.3	$(10.2)

We are required to contribute $49.9 to the master pension trust during 2018, of which $6.0 was contributed in the first quarter of 2018 and another $9.2 was contributed in April 2018. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $35.0 and $10.0 in 2019 and 2020. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

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

	March 31, 2018	December 31, 2017
Accrued liabilities	$8.2	$8.5
Other non-current liabilities	31.0	35.4

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

As previously reported, on April 27, 2000, MDEQ issued a RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes our Dearborn Works. The Corrective Action Order has been amended five times. We are a party to the Corrective Action Order as the successor-in-interest to Dearborn, which was the successor-in-interest to Rouge Steel Company. The Corrective Action Order requires the site-wide investigation, and where appropriate, remediation of the facility. The site investigation and remediation are ongoing. We cannot reliably estimate how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of the costs of the investigation and remediation due to its prior ownership of the steelmaking operations at Dearborn Works. Until the site investigation is complete, we cannot reliably estimate the additional costs we may incur, if any, for any potentially required remediation of the site or when we may incur them.

As previously reported, AK Steel received an order in October 2002 from the EPA under Section 3013 of RCRA requiring it to investigate several areas of Zanesville Works that allegedly could be sources of contamination. A site investigation began in 2003 and was approved by EPA in November 2012. On October 28, 2016, the EPA requested that we conduct a corrective measures study and implement these measures as necessary. We subsequently agreed to proceed with a voluntary corrective measures study and have accrued $0.1 for the study. Until it is complete, we cannot reliably estimate the costs, if any, we may incur for potential required remediation of the site or when we may incur them.

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

Legal Contingencies

As previously reported, since 1990 we have been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of one of our current or former facilities. The majority of asbestos cases pending in which we are a defendant do not include a specific dollar claim for damages. In the cases that do include specific dollar claims for damages, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages and does not attempt to allocate the total monetary claim among the various defendants.

The number of asbestos cases pending at March 31, 2018, is presented below:

Asbestos Cases Pending at
March 31, 2018
Cases with specific dollar claims for damages:
Claims up to $0.2	137
Claims above $0.2 to $5.0	4
Claims above $5.0 to $20.0	3
Total claims with specific dollar claims for damages (a)	144
Cases without a specific dollar claim for damages	193
Total asbestos cases pending	337

(a)	Involve a total of 2,246 plaintiffs and 17,826 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018	2017
New Claims Filed	12	18
Pending Claims Disposed Of	11	11
Total Amount Paid in Settlements	$0.3	$0.1

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

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc., we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE044940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint and ArcelorMittal did file an amended complaint in Case No. 1:13-cv-00685 (“685 Action”) alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015 final judgment. On May 16, 2017, the Federal Circuit Court of Appeals affirmed the district court’s judgment of invalidity and non-infringement of the reissued Patent. On June 14, 2017, ArcelorMittal filed a petition to the Federal Circuit for rehearing en banc of the May 16, 2017 decision. On August 14, 2017, the Federal Court of Appeals denied ArcelorMittal’s petition for rehearing en banc. On January 20, 2016, we filed a motion to dismiss the amended complaint in the 685 Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. Following discovery, on August 17, 2016, we filed a motion for summary judgment on the basis that the claims in the 685 Action are precluded by the judgment in the original case. On January 19, 2017, the district court issued an opinion granting summary judgment in our favor in the 685 Action on the grounds of non-infringement and also entered a final judgment on that basis. On February 14, 2017, ArcelorMittal filed a notice of appeal of the district court’s order in the Federal Circuit Court of Appeals. The briefing of that appeal is completed and the parties are awaiting a decision from the court. We intend to continue to contest this matter vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate the potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

NOTE 8 - Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $9.4 for 2018. The first quarter information is presented below:

	Three Months Ended March 31,
Share-based Compensation Expense	2018	2017
Stock options	$1.7	$1.5
Restricted stock	1.9	1.9
Restricted stock units issued to Directors	0.3	0.4
Performance shares	0.5	0.4
Equity-based long-term performance plan	0.1	—
Total share-based compensation expense	$4.5	$4.2

We granted stock options on 842,000 shares during the three months ended March 31, 2018, with a weighted-average fair value of $3.51 per share of stock option. Options on 4,100 shares were exercised during the three months ended March 31, 2018.

We granted restricted stock awards of 521,100 shares during the three months ended March 31, 2018, at a weighted-average fair value of $6.56 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2018 was $3.1.

We granted performance share awards of 366,500 shares during the three months ended March 31, 2018, with a weighted-average fair value of $8.05 per share.

During the first quarter of 2018, in order to further align Management and stockholder interests, the Board of Directors changed how incentive compensation earned by executive officers under the long-term performance plan is paid so that 30% of the compensation earned will now be denominated in stock, instead of all being settled in cash as under prior long-term awards. As a result, starting with the three-year performance period beginning in 2018, the equity-based portion of the long-term performance plan is treated as share-based compensation with a performance condition.

NOTE 9 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended March 31,
	2018	2017
Foreign currency translation
Balance at beginning of period	$1.1	$(3.6)
Other comprehensive income (loss)—foreign currency translation gain (loss)	1.1	0.3
Balance at end of period	$2.2	$(3.3)
Cash flow hedges
Balance at beginning of period	$22.3	$39.9
Cumulative effect of adopting new hedging standard	0.8	—
Other comprehensive income (loss):
Gains (losses) arising in period	(1.4)	(8.0)
Income tax expense (benefit) (b)	—	—
Gains (losses) arising in period, net of tax	(1.4)	(8.0)
Reclassification of losses (gains) to net income:
Recorded in cost of products sold	(7.6)	(0.6)
Income tax (expense) benefit (b)	—	—
Net amount of reclassification of losses (gains) to net income, net of tax	(7.6)	(0.6)
Total other comprehensive income (loss), net of tax	(9.0)	(8.6)
Balance at end of period	$14.1	$31.3
Pension and OPEB plans
Balance at beginning of period	$(73.6)	$(125.0)
Reclassification to net income:
Prior service costs (credits) (a)	(2.4)	(13.4)
Actuarial (gains) losses (a)	3.6	1.6
Subtotal	1.2	(11.8)
Income tax (expense) benefit (b)	—	—
Amount of reclassification to net income, net of tax	1.2	(11.8)
Total other comprehensive income (loss), net of tax	1.2	(11.8)
Balance at end of period	$(72.4)	$(136.8)

(a)	Included in pension and OPEB (income) expense

(b)	Included in income tax expense (benefit)

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

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to AK Steel Holding Corporation	$28.7	$84.4
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—
Undistributed earnings	$28.7	$84.4

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—
Undistributed earnings to common stockholders	28.6	84.3
Common stockholders earnings—basic and diluted	$28.6	$84.3

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	314.7	314.1
Effect of exchangeable debt	0.5	10.3
Effect of dilutive stock-based compensation	0.8	1.2
Common shares outstanding for diluted earnings per share	316.0	325.6

Basic earnings per share:
Distributed earnings	$—	$—
Undistributed earnings	0.09	0.27
Basic earnings per share	$0.09	$0.27

Diluted earnings per share:
Distributed earnings	$—	$—
Undistributed earnings	0.09	0.26
Diluted earnings per share	$0.09	$0.26

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.2	1.1

NOTE 11 - Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a consolidated variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $16.2 and $16.2 for the three months ended March 31, 2018 and 2017 that was included in our consolidated income before income taxes.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of March 31, 2018, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and a spread over benchmark rates of less than 2% was used for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$44.5	$—	$44.5	$38.0	$—	$38.0
Other current assets:
Foreign exchange contracts	—	0.1	0.1	—	0.2	0.2
Commodity hedge contracts	—	20.1	20.1	—	35.2	35.2
Other non-current assets:
Foreign exchange contracts	—	0.9	0.9	—	1.7	1.7
Commodity hedge contracts	—	4.1	4.1	—	10.6	10.6
Assets measured at fair value	$44.5	$25.2	$69.7	$38.0	$47.7	$85.7

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.9)	$(0.9)	$—	$(0.3)	$(0.3)
Commodity hedge contracts	—	(2.8)	(2.8)	—	(4.9)	(4.9)
Other non-current liabilities:
Foreign exchange contracts	—	(0.3)	(0.3)	—	—	—
Commodity hedge contracts	—	(1.4)	(1.4)	—	(0.5)	(0.5)
Liabilities measured at fair value	$—	$(5.4)	$(5.4)	$—	$(5.7)	$(5.7)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,199.3)	$(2,199.3)	$—	$(2,273.4)	$(2,273.4)
Carrying amount	—	(2,103.3)	(2,103.3)	—	(2,110.1)	(2,110.1)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at March 31, 2018 and December 31, 2017.

NOTE 13 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of revenues and operating costs that are denominated in foreign currencies, and we use forward currency and currency option contracts to reduce our exposure to certain of these currency price fluctuations. Contracts to sell euros have not been designated as cash flow hedges for accounting purposes, and gains or losses are reported in earnings immediately in other (income) expense. Contracts to purchase Canadian dollars are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives and premiums paid for option contracts in accumulated other comprehensive income (loss) until we reclassify them into cost of products sold when we recognize the associated underlying operating costs.

We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. For input commodities, these derivatives are typically used for a portion of our electricity, iron ore, natural gas, nickel and zinc requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs.

All commodity derivatives are recognized as an asset or liability at fair value. We record the gains and losses and premiums paid for option contracts for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold when we recognize earnings for the associated underlying transaction. We record all gains or losses from commodity derivatives for which hedge accounting treatment has not been elected to earnings immediately in cost of products sold.

We have provided no collateral to counterparties under collateral funding arrangements as of March 31, 2018.

Outstanding derivative contracts and the period over which we are hedging our exposure to the volatility in future cash flows are presented below:

Derivative Contracts	Settlement Dates	March 31, 2018		December 31, 2017
Commodity contracts:
Nickel (in lbs)		—		500,000
Natural gas (in MMBTUs)	April 2018 to March 2020	37,843,000		41,338,000
Zinc (in lbs)	April 2018 to December 2019	51,300,000		50,350,000
Iron ore (in metric tons)	April 2018 to December 2019	2,065,000		2,340,000
Electricity (in MWHs)	April 2018 to December 2019	1,308,000		1,553,000
Foreign exchange contracts:
Euros (in millions)	April 2018 to December 2018		€18.0		€26.0
Canadian dollars (in millions)	April 2018 to December 2021	C$	147.9	C$	148.1

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	$0.1	$0.2
Commodity contracts	6.4	9.0
Other non-current assets:
Foreign exchange contracts	0.9	1.7
Commodity contracts	0.7	2.3
Accrued liabilities:
Foreign exchange contracts	(0.5)	(0.2)
Commodity contracts	(2.8)	(4.6)
Other non-current liabilities:
Foreign exchange contracts	(0.3)	—
Commodity contracts	(1.4)	(0.5)
Derivatives not designated as cash flow hedges:
Other current assets—commodity contracts	13.7	26.2
Other non-current assets—commodity contracts	3.4	8.3
Accrued liabilities:
Foreign exchange contracts	(0.4)	(0.1)
Commodity contracts	—	(0.3)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations and comprehensive income (loss) are presented below:

	Three Months Ended March 31,
Gain (loss)	2018	2017
Derivatives designated as cash flow hedges:
Commodity contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	$0.3	$(8.0)
Reclassified from accumulated other comprehensive income into cost of products sold	7.6	0.6
Foreign exchange contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	(1.7)	—
Derivatives not designated as cash flow hedges:
Commodity contracts—recognized in cost of products sold	(8.7)	15.3
Foreign exchange contracts—recognized in other income (expense)	(0.3)	(0.1)

We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. These derivatives do not qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized immediately in our financial results versus being recognized in the period that iron ore purchases affect earnings. For the three months ended March 31, 2018 and 2017, gains (losses) recognized in cost of products sold shown in the table above include $(7.7) and $16.3, for unrealized mark-to-market gains (losses) on iron ore derivatives. Not included in the financial results for the three months ended March 31, 2018 and 2017 were realized gains of $2.3 and $11.4 for iron ore derivatives contracts that settled during the period for which we had recognized mark-to-market gains in our financial results in prior quarters.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing derivatives that qualify as cash flow hedges for hedge accounting are presented below:

Hedge	Gains (losses)
Natural gas	$(0.5)
Zinc	(6.8)
Electricity	0.5
Canadian dollars	(6.8)

NOTE 14 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Three Months Ended March 31,
	2018	2017
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$32.8	$45.1
Income taxes	(7.5)	0.1

Included in net cash flows from operations was cash provided by SunCoke Middletown of $21.5 and $20.3 for the three months ended March 31, 2018 and 2017. Consolidated cash and cash equivalents at March 31, 2018 and December 31, 2017, include SunCoke Middletown’s cash and cash equivalents of $10.6 and $0.1. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the three months ended March 31, 2018 and 2017, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We also grant restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Three Months Ended March 31,
	2018	2017
Capital investments	$20.0	$21.6
Issuance of restricted stock and restricted stock units	3.7	3.8

NOTE 15 - Union Contracts

In March 2018, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a labor agreement covering approximately 1,730 production employees at Middletown Works. The new agreement expires March 15, 2020.

An agreement with the United Steelworkers, Local 1865, that governs approximately 280 production employees at Ashland Works is scheduled to expire on September 1, 2018. An agreement with the United Steelworkers, Local 1190, that governs approximately 200 production employees at Mountain State Carbon LLC is scheduled to expire on March 1, 2019. An agreement with the United Auto Workers, Local 3303, that governs approximately 1,160 production employees at Butler Works is scheduled to expire on April 1, 2019.

NOTE 16 - New Accounting Pronouncements

Other Recent Accounting Pronouncements Adopted

We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018 through the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605. There was no adjustment required to adopt Topic 606 since our revenue recognition under Topic 606 is substantially the same as under Topic 605.

In August 2017, the FASB issued a standards update to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset. We have adopted the standard update effective as of January 1, 2018, and have applied the new hedge guidance for certain hedges entered since adoption. The effect of adoption of the new guidance was not significant.

Recent Accounting Pronouncements Not Yet Adopted

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. We intend to recognize and measure leases beginning at the adoption date using a modified retrospective approach in accordance with updated guidance expected to be issued by FASB. Topic 842 is effective for us beginning January 1, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our consolidated financial position and results of operations. We expect that the adoption of the standard will result in a material increase to the assets and liabilities on our consolidated balance sheets.

In June 2016, FASB issued a new standard to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model. The new standard will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the effect of this standard on our consolidated financial position and results of operations.

In February 2018, FASB issued a new standard that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the effect of this standard on our consolidated financial position.

NOTE 17 - Supplementary Guarantor Information

AK Steel’s senior secured notes due 2023 and senior unsecured notes due 2021, 2025 and 2027 (collectively, the “Senior Notes”) and Exchangeable Notes due 2019 are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the Senior Notes’ indentures, AK Holding and the Subsidiary Guarantors each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Exchangeable Notes. AK Holding is the sole guarantor of the Exchangeable Notes.

We present all investments in subsidiaries in the supplementary guarantor information using the equity method of accounting. Therefore, the net income (loss) of the subsidiaries accounted for using the equity method is in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplementary condensed consolidating financial statements present information about AK Holding, AK Steel, the Subsidiary Guarantors of the Senior Notes and the other non-guarantor subsidiaries.

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,503.0	$77.1	$208.7	$(129.9)	$1,658.9
Cost of products sold (exclusive of item shown separately below)	—	1,353.4	54.6	171.7	(116.0)	1,463.7
Selling and administrative expenses (exclusive of item shown separately below)	1.3	74.9	3.6	8.7	(11.8)	76.7
Depreciation	—	43.4	2.0	9.5	—	54.9
Total operating costs	1.3	1,471.7	60.2	189.9	(127.8)	1,595.3
Operating profit (loss)	(1.3)	31.3	16.9	18.8	(2.1)	63.6
Interest expense	—	36.4	—	1.2	—	37.6
Pension and OPEB (income) expense	—	(10.0)				(10.0)
Other (income) expense	—	1.2	(3.5)	(1.6)	—	(3.9)
Income (loss) before income taxes	(1.3)	3.7	20.4	19.2	(2.1)	39.9
Income tax expense (benefit)	—	(11.9)	5.1	2.4	(0.5)	(4.9)
Equity in net income (loss) of subsidiaries	30.0	14.4	—	—	(44.4)	—
Net income (loss)	28.7	30.0	15.3	16.8	(46.0)	44.8
Less: Net income attributable to noncontrolling interests	—	—	—	16.1	—	16.1
Net income (loss) attributable to AK Steel Holding Corporation	28.7	30.0	15.3	0.7	(46.0)	28.7
Other comprehensive income (loss)	(6.7)	(6.7)	—	1.1	5.6	(6.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$22.0	$23.3	$15.3	$1.8	$(40.4)	$22.0

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,473.6	$72.3	$91.4	$(103.9)	$1,533.4
Cost of products sold (exclusive of item shown separately below)	—	1,258.0	46.5	62.8	(90.4)	1,276.9
Selling and administrative expenses (exclusive of item shown separately below)	1.4	72.8	3.2	5.5	(11.2)	71.7
Depreciation	—	47.2	2.0	5.9	—	55.1
Total operating costs	1.4	1,378.0	51.7	74.2	(101.6)	1,403.7
Operating profit (loss)	(1.4)	95.6	20.6	17.2	(2.3)	129.7
Interest expense	—	39.0	—	0.4	—	39.4
Pension and OPEB (income) expense	—	(18.1)	—	—	—	(18.1)
Other (income) expense	—	11.4	(2.4)	(1.2)	—	7.8
Income (loss) before income taxes	(1.4)	63.3	23.0	18.0	(2.3)	100.6
Income tax expense (benefit)	—	(8.6)	8.8	0.7	(0.9)	—
Equity in net income (loss) of subsidiaries	85.8	13.9	—	0.1	(99.8)	—
Net income (loss)	84.4	85.8	14.2	17.4	(101.2)	100.6
Less: Net income attributable to noncontrolling interests	—	—	—	16.2	—	16.2
Net income (loss) attributable to AK Steel Holding Corporation	84.4	85.8	14.2	1.2	(101.2)	84.4
Other comprehensive income (loss)	(20.1)	(20.1)	—	0.3	19.8	(20.1)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$64.3	$65.7	$14.2	$1.5	$(81.4)	$64.3

Condensed Consolidated Balance Sheets
March 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$12.7	$4.1	$27.7	$—	$44.5
Accounts receivable, net	—	499.0	38.6	103.4	(21.2)	619.8
Inventory	—	1,202.3	57.6	86.1	(12.0)	1,334.0
Other current assets	—	89.1	0.1	7.2	—	96.4
Total current assets	—	1,803.1	100.4	224.4	(33.2)	2,094.7
Property, plant and equipment	—	6,019.5	182.3	648.9	—	6,850.7
Accumulated depreciation	—	(4,663.8)	(96.8)	(139.1)	—	(4,899.7)
Property, plant and equipment, net	—	1,355.7	85.5	509.8	—	1,951.0
Investment in subsidiaries	(3,170.1)	1,886.9	—	67.5	1,215.7	—
Inter-company accounts	3,151.0	—	1,565.7	—	(4,716.7)	—
Other non-current assets	—	60.7	33.1	318.2	—	412.0
TOTAL ASSETS	$(19.1)	$5,106.4	$1,784.7	$1,119.9	$(3,534.2)	$4,457.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$661.7	$21.0	$50.6	$(4.7)	$728.6
Accrued liabilities	—	195.3	6.7	32.1	—	234.1
Current portion of pension and other postretirement benefit obligations	—	39.3	—	0.4	—	39.7
Total current liabilities	—	896.3	27.7	83.1	(4.7)	1,002.4
Non-current liabilities:
Long-term debt	—	2,103.3	—	—	—	2,103.3
Pension and other postretirement benefit obligations	—	865.7	—	3.5	—	869.2
Inter-company accounts	—	4,294.5	—	510.8	(4,805.3)	—
Other non-current liabilities	—	116.7	—	34.2	—	150.9
TOTAL LIABILITIES	—	8,276.5	27.7	631.6	(4,810.0)	4,125.8
Equity:
Total stockholders’ equity (deficit)	(19.1)	(3,170.1)	1,757.0	137.3	1,275.8	(19.1)
Noncontrolling interests	—	—	—	351.0	—	351.0
TOTAL EQUITY	(19.1)	(3,170.1)	1,757.0	488.3	1,275.8	331.9
TOTAL LIABILITIES AND EQUITY	$(19.1)	$5,106.4	$1,784.7	$1,119.9	$(3,534.2)	$4,457.7

Condensed Consolidated Balance Sheets
December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14.5	$7.2	$16.3	$—	$38.0
Accounts receivable, net	—	432.4	33.2	65.4	(13.2)	517.8
Inventory	—	1,231.5	55.1	108.3	(9.9)	1,385.0
Other current assets	—	124.7	0.2	5.4	—	130.3
Total current assets	—	1,803.1	95.7	195.4	(23.1)	2,071.1
Property, plant and equipment	—	6,004.0	181.5	646.3	—	6,831.8
Accumulated depreciation	—	(4,620.8)	(94.8)	(130.0)	—	(4,845.6)
Property, plant and equipment, net	—	1,383.2	86.7	516.3	—	1,986.2
Investment in subsidiaries	(3,127.4)	1,844.9	—	67.5	1,215.0	—
Inter-company accounts	3,082.8	—	1,523.1	—	(4,605.9)	—
Other non-current assets	—	66.3	33.0	318.2	—	417.5
TOTAL ASSETS	$(44.6)	$5,097.5	$1,738.5	$1,097.4	$(3,414.0)	$4,474.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$623.3	$17.9	$50.9	$(1.7)	$690.4
Accrued liabilities	—	228.2	7.8	34.5	—	270.5
Current portion of pension and other postretirement benefit obligations	—	39.7	—	0.4	—	40.1
Total current liabilities	—	891.2	25.7	85.8	(1.7)	1,001.0
Non-current liabilities:
Long-term debt	—	2,110.1	—	—	—	2,110.1
Pension and other postretirement benefit obligations	—	890.8	—	3.4	—	894.2
Inter-company accounts	—	4,199.6	—	489.1	(4,688.7)	—
Other non-current liabilities	—	133.2	1.0	34.7	—	168.9
TOTAL LIABILITIES	—	8,224.9	26.7	613.0	(4,690.4)	4,174.2
Equity:
Total stockholders’ equity (deficit)	(44.6)	(3,127.4)	1,711.8	139.2	1,276.4	(44.6)
Noncontrolling interests	—	—	—	345.2	—	345.2
TOTAL EQUITY	(44.6)	(3,127.4)	1,711.8	484.4	1,276.4	300.6
TOTAL LIABILITIES AND EQUITY	$(44.6)	$5,097.5	$1,738.5	$1,097.4	$(3,414.0)	$4,474.8

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.0)	$45.7	$4.8	$11.1	$5.0	$65.6
Cash flows from investing activities:
Capital investments	—	(31.4)	(0.9)	(5.6)	—	(37.9)
Other investing items, net	—	—	—	—	—	—
Net cash flows from investing activities	—	(31.4)	(0.9)	(5.6)	—	(37.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(10.0)	—	—	—	(10.0)
Inter-company activity	2.0	(6.2)	(7.0)	16.2	(5.0)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(10.3)	—	(10.3)
Other financing items, net	(1.0)	0.1	—	—	—	(0.9)
Net cash flows from financing activities	1.0	(16.1)	(7.0)	5.9	(5.0)	(21.2)
Net increase (decrease) in cash and cash equivalents	—	(1.8)	(3.1)	11.4	—	6.5
Cash and equivalents, beginning of period	—	14.5	7.2	16.3	—	38.0
Cash and equivalents, end of period	$—	$12.7	$4.1	$27.7	$—	$44.5

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.1)	$16.0	$1.1	$21.4	$(1.1)	$36.3
Cash flows from investing activities:
Capital investments	—	(30.6)	(1.4)	(0.5)	—	(32.5)
Other investing items, net	—	1.4	—	0.1	—	1.5
Net cash flows from investing activities	—	(29.2)	(1.4)	(0.4)	—	(31.0)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	—	400.0
Redemption of long-term debt	—	(367.5)	—	—	—	(367.5)
Debt issuance costs	—	(7.8)	—	—	—	(7.8)
Inter-company activity	3.6	1.6	(1.5)	(4.8)	1.1	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(15.1)	—	(15.1)
Other financing items, net	(2.5)	0.1	—	—	—	(2.4)
Net cash flows from financing activities	1.1	26.4	(1.5)	(19.9)	1.1	7.2
Net increase (decrease) in cash and cash equivalents	—	13.2	(1.8)	1.1	—	12.5
Cash and equivalents, beginning of period	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of period	$—	$161.1	$2.6	$22.0	$—	$185.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We are a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, electrical power generation and distribution markets. Our downstream businesses also provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies.

Our mission is to create innovative, high-quality steel solutions for our customers in a safe, responsible and profitable manner, and our key values of safety, quality, productivity and innovation, along with environmental responsibility and sustainability, are its foundation. We target customers who require the most technically demanding, highest-quality steel products, precise “just-in-time” delivery, technical support and product development assistance. Our robust product quality and delivery capabilities, as well as our emphasis on collaborative customer technical support and product planning, are critical factors in our ability to serve our customer markets. Our strategy is to focus on markets for our steel solutions that deliver higher margins and reduce sales into commodity steel markets where we do not typically earn sufficient margins over the steel cycle.

Overview

Our first quarter 2018 operating performance benefited from a favorable pricing environment and solid demand across most end markets. As a result, our first quarter of 2018 net income attributable to AK Holding was $28.7, or $0.09 per diluted share of common stock. The first quarter of 2018 also included about $27.0, or $0.09 per diluted share, of costs incurred for an unplanned outage at Middletown Works. This compared to net income attributable to AK Holding of $84.4, or $0.26 per diluted share, in the first quarter of 2017, which benefited from lower raw material costs and higher chrome surcharges.

Net sales for the first quarter of 2018 increased 8% to $1,658.9, compared to net sales of $1,533.4 in the first quarter of 2017. Average selling price per flat-rolled ton increased 4% to $1,045 from $1,005 in the same quarter a year ago, primarily as a result of higher average selling prices on both contract and spot market sales and higher surcharges on specialty steel products. Flat-rolled steel shipments of 1,430,900 tons for the first quarter of 2018 were 2% lower than the same quarter a year ago, due to slightly lower automotive market demand, partly offset by higher shipments to both the infrastructure and manufacturing and the distributors and converters markets. Revenues for 2018 also included net sales of Precision Partners, which we acquired in August 2017.

First quarter 2018 adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) was $118.7, or 7.2% of net sales, compared to adjusted EBITDA of $178.2, or 11.6% of net sales, for the first quarter of 2017. The more favorable pricing environment and the inclusion of Precision Partners in the recent first quarter compared to a year ago was more than offset by the impact of the Middletown Works unplanned outage, lower pension and OPEB income, and higher raw material costs. The first quarter in 2017 also benefited from an increase in chrome surcharges. Included in adjusted EBITDA for the first quarters of 2018 and 2017 were mark-to-market gains (losses) of $(7.7) and $16.3 from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes.

We ended the first quarter of 2018 with total liquidity of $853.3, consisting of cash and cash equivalents and $819.8 of availability under our Credit Facility.

On January 1, 2018, we changed our accounting method for valuing inventories to the average cost method for inventories previously valued using the LIFO method. We believe that the average cost method is preferable since it improves comparability with our peers, more closely tracks the physical flow of our inventory, better matches revenue with expenses and aligns with how we internally manage our business. The effects of the change in accounting method from LIFO to average cost have been retrospectively applied to all periods presented in all sections of this Quarterly Report, including Management’s Discussion and Analysis. See Note 3 to our condensed consolidated financial statements for more information related to the change in accounting principle.

On August 4, 2017, we acquired Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Our financial results include the effects of the acquisition and Precision Partners’ operations for periods after the acquisition, affecting comparability between periods.

Steel Shipments

Total shipments of flat-rolled steel were 1,430,900 tons and 1,456,200 tons for the three months ended March 31, 2018 and 2017. The decrease in flat-rolled steel shipments during the three months ended March 31, 2018, was primarily a result of slightly lower demand in the automotive market compared to the prior year, partially offset by higher shipments to both the infrastructure and manufacturing and the distributors and converters markets from the same period in 2017. Shipments of flat-rolled steel by product category for the three months ended March 31, 2018 and 2017, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category
Three Months Ended March 31,
Net Sales

Net sales for the three months ended March 31, 2018 of $1,658.9 were 8% higher than net sales of $1,533.4 for the three months ended March 31, 2017. The increase was driven by the acquisition of Precision Partners and higher steel pricing, which includes the effect of annual contract renewals and higher surcharges related to increases in raw material costs. The average flat-rolled selling price increased 4% to $1,045 in the first quarter of 2018 from $1,005 in the first quarter of 2017, primarily from realizing higher prices on both contract and spot market sales and higher surcharges on specialty steel products.

The following table presents the percentage of net sales to each of our markets:

	Three Months Ended March 31,
Market	2018	2017
Automotive	67%	67%
Infrastructure and Manufacturing	15%	15%
Distributors and Converters	18%	18%

Cost of Products Sold

Cost of products sold was $1,463.7 for the three months ended March 31, 2018, an increase from $1,276.9 for the three months ended March 31, 2017, primarily driven by higher costs for raw materials and supplies, especially scrap, iron ore, graphite electrodes and coke, costs for the Middletown Works unplanned outage and the addition of Precision Partners.

Cost of products sold as a percentage of sales increased to 88.2% for the three months ended March 31, 2018 from 83.3% in the three months ended March 31, 2017. The higher cost ratio was due principally to the Middletown Works unplanned outage costs of $27.0 and higher raw material costs. Planned maintenance outage costs were $4.1 in the three months ended March 31, 2018, compared to $7.3 in 2017. We recorded mark-to-market gains (losses) of $(7.7) and $16.3 for the three months ended March 31, 2018 and 2017, from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2018 were $76.7 compared to $71.7 in 2017. The increase to selling and administrative expenses for the first quarter of 2018 principally reflects the addition of Precision Partners’ expenses.

Depreciation

Depreciation expense for the three months ended March 31, 2018 was $54.9 compared to $55.1 for the three months ended March 31, 2017. Depreciation expense for the acquired Precision Partners property, plant and equipment was offset by lower depreciation expense as a result of the fourth quarter 2017 impairment of the Ashland Works Hot End fixed assets.

Operating Profit

Operating profit was $63.6 for the three months ended March 31, 2018, compared to $129.7 for the three months ended March 31, 2017. Included in operating profit was $16.2 related to SunCoke Middletown for the three months ended March 31, 2018, compared to $16.2 in 2017.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $37.6, compared to $39.4 in 2017. The decrease from 2017 was primarily related to the capital markets transactions in 2017 to refinance with lower interest rates and reduce the amount outstanding of our senior notes, partly offset by higher borrowings under the Credit Facility.

Pension and Other Postretirement Employee Benefit (“OPEB”) (Income) Expense

Pension and OPEB income was $10.0 for the three months ended March 31, 2018, compared to $18.1 in 2017. The decrease in income was due to lower amortization of prior service credits and lower expected returns on plan assets, offset in part by lower interest costs.

Other (Income) Expense

Other (income) expense was income of $3.9 for the three months ended March 31, 2018, compared to expense of $7.8 for the three months ended March 31, 2017. In the first quarter of last year, we incurred $9.7 of debt retirement costs.

Income Tax Expense (Benefit)

Income taxes recorded for the periods ended March 31, 2018 and 2017, were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. During the quarter ended March 31, 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

Net Income Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported net income attributable to AK Holding of $28.7, or $0.09 per diluted share, for the three months ended March 31, 2018, compared to net income attributable to AK Holding of $84.4, or $0.26 per diluted share, for the three months ended March 31, 2017.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $118.7, or 7.2% of net sales, for the three months ended March 31, 2018, was lower than adjusted EBITDA of $178.2, or 11.6% of net sales, for the three months ended March 31, 2017.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to AK Holding	$28.7	$84.4
Net income attributable to noncontrolling interests	16.1	16.2
Income tax expense (benefit)	(4.9)	—
Interest expense	37.6	39.4
Interest income	(0.2)	(0.4)
Depreciation	54.9	55.1
Amortization	6.4	3.8
EBITDA	138.6	198.5
Less: EBITDA of noncontrolling interests (a)	19.9	20.3
Adjusted EBITDA	$118.7	$178.2
Adjusted EBITDA margin	7.2%	11.6%

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended March 31,
	2018	2017
Net income attributable to noncontrolling interests	$16.1	$16.2
Depreciation	3.8	4.1
EBITDA of noncontrolling interests	$19.9	$20.3

Liquidity and Capital Resources

At March 31, 2018, we had total liquidity of $853.3, consisting of $33.5 of cash and cash equivalents and $819.8 of availability under the Credit Facility. Our eligible collateral was $1,331.3 at March 31, 2018, after application of advance rates. At March 31, 2018, we had $440.0 of outstanding borrowings under the Credit Facility, and $71.5 of outstanding letters of credit that reduced availability. During the three months ended March 31, 2018, our borrowings from the Credit Facility ranged from $420.0 to $570.0, with outstanding borrowings averaging $502.0 per day. We may use the Credit Facility from time to time to fund requirements for working capital, capital investments, other investments and general corporate purposes. Consolidated cash and cash equivalents of $44.5 at March 31, 2018, included $11.0 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations in the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we can access our Credit Facility, which had $819.8 of availability as of March 31, 2018. In addition, as part of our strategy to grow downstream, we recently acquired Precision Partners and expect to continue to evaluate potential acquisitions. In connection with acquisitions, we may utilize available cash flow, credit facility borrowings or access the equity or debt capital markets as a source of liquidity. We have no scheduled debt maturities until November 2019, when $150.0 of Exchangeable Notes are due. In addition, our Credit Facility does not expire until September 2022, when we will need to repay or refinance any outstanding balance.

Cash generated by operating activities was $65.6 for the three months ended March 31, 2018. This total included cash generated by SunCoke Middletown of $21.5, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash generated from normal business activities and a reduction in inventory, offset by an increase in accounts receivable.

Investing and Financing Activities

During the three months ended March 31, 2018, net cash used for investing activities totaled $37.9, primarily due to capital investments. We anticipate 2018 capital investments of approximately $160.0. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility.

During the three months ended March 31, 2018, net cash used by financing activities was $21.2, which included net payments under the Credit Facility and distributions from SunCoke Middletown to its noncontrolling interest owners of $10.3.

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

Employee Benefit Obligations

We are required to contribute $49.9 to the master pension trust during 2018, of which $6.0 was contributed through March 31, 2018, and another $9.2 was contributed in April 2018. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $35.0 in 2019 and $10.0 in 2020. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Acquisition of Precision Partners

On August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Founded in 1955, Precision Partners is headquartered in Ontario, Canada, and has approximately 1,000 employees, including approximately 300 engineers and skilled tool makers, across eight plants in Ontario, Alabama and Kentucky. Precision Partners specializes in manufacturing lightweight, complex components and assemblies, and it offers a broad portfolio of highly engineered solutions. With our acquisition of Precision Partners, we have added a well-respected Tier 1 and Tier 2 supplier to our core automotive market whose business has commanded higher margins with less capital intensity. Among other benefits, we believe this strategic acquisition will:

•
complement our core focus on product innovation, accelerating the development and introduction of existing and new advanced high strength steels (“AHSS”) and press-hardenable steels to the high-growth automotive lightweighting space;

•	provide a fully integrated downstream platform that further strengthens our close collaboration with our automotive customers and their Tier 1 suppliers; and

•	leverage our expertise in materials and metals forming with Precision Partners’ expertise in tooling and die design and advanced capabilities in hot and cold stamping.

Research, Innovation and Operations

Innovation is a core strategy for us and our vision is to create innovative steel solutions that surpass our customers’ needs today and for the future. We have introduced the next generation of AHSS that has even greater strength and formability than mild steels. We expect that our addition of Precision Partners will accelerate adoption of our innovative steel products by automotive manufacturers. Our research and technical experts, along with AK Tube and Precision Partners’ engineers, have already begun numerous collaborative projects aimed at achieving this goal, as Precision Partners’ expertise in tool design and stamping capabilities has allowed us to deliver to customers fully formed prototypes of automotive components utilizing our innovative steel products. As such, we can now develop prototype automotive parts to showcase actual component solutions, rather than using less persuasive computer models and flat-rolled steel samples, as in the past. By using our highly formable, high-strength grades of steel in place of traditional lower-strength grades, we can demonstrate to customers that they can significantly lightweight automotive parts on an accelerated timeline and in a cost-effective manner.

Trade Cases

Section 232 Investigation of Imported Foreign Steel

On April 19, 2017, the Commerce Department initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. pose a threat to U.S. national security. On March 8, 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25 percent tariff on imported steel, with the exception of steel products from Canada or Mexico. We strongly support President Trump’s actions under Section 232 and intend to continue to support the Administration’s efforts to ensure free and fair trade. For steel from Mexico and Canada, the U.S. government has communicated that steel imports will be among the issues to be resolved as part of the ongoing renegotiation of the North American Free Trade Agreement (“NAFTA”). In addition, the U.S. government subsequently announced various negotiations for exemptions from the 25 percent tariff for steel products from Argentina, Australia, Brazil, the European Union and South Korea, although the terms of these exemptions vary and we understand that the U.S. government continues to negotiate with these and other governments. In addition, the U.S. government has indicated that if the negotiations with a foreign government are not successful, imports of steel products from those countries would become subject to the tariff effective May 1, 2018. The Commerce Department has also implemented a system whereby parties can petition the U.S. government for specific products (for instance, a certain grade of steel) to be exempted from the tariff and a process for challenging these exemption requests.

The Section 232 steel tariff currently only applies to certain steel products, including flat-rolled carbon, stainless and electrical steel products. As a result, some third parties may import more finished products containing steel that are not subject to the tariff, rather than purchasing our flat-rolled steel. The effects of the limited scope of the steel tariff are particularly salient to our electrical steel business, as imports of downstream products that utilize electrical steel, such as electrical transformer cores and core assemblies, regulators and electrical transformers, and even laminations (which are simply cut pieces of electrical steel) (“Downstream Electrical Products”) are not currently covered. Thus, producers of Downstream Electrical Products may increase imports of foreign-made Downstream Electrical Products to avoid the Section 232 steel tariffs or move domestic production outside the United States, which would adversely affect our electrical steel business. We are proactively working to mitigate or eliminate this potential avenue for avoiding and circumventing the steel tariff, including by communicating our concerns about this issue to the U.S. government and requesting appropriate action to address this issue. We believe the United States’ electrical infrastructure is critical to national security and that additional actions are necessary and should be undertaken to preserve its short- and long-term integrity.

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

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors. Such factors that could cause our actual results and financial condition to differ materially from the results contemplated by such forward-looking statements include reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; domestic and global steel overcapacity; risks related to U.S. government actions on Section 232 and 301, NAFTA and/or other trade agreements, treaties or policies; changes in the cost of raw materials, supplies and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; our significant proportion of sales to the automotive market; reduced demand in key product markets due to competition from aluminum or other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials or supplies; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emissions; conditions in the financial, credit, capital and banking markets; our use of derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats, cybercrime and exposure of private information; our failure to achieve expected benefits of the Precision Partners acquisition and/or to integrate Precision Partners successfully; and changes in tax laws and regulations; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

As such, we caution readers not to place undue reliance on forward-looking statements, which speak only to our plans, assumptions and expectations as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposures to market risk since December 31, 2017. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2017 Form 10-K for a discussion on our exposures to market risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2018	148,904	$6.34	—
February 2018	3,342	5.59	—
March 2018	577	5.03	—
Total	152,823	6.32	—	$125.6

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

Item 1A. Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the principal risk factors that could impact our results in our 2017 Form 10-K. Set forth below is an update to those prior risk factor descriptions. We have updated the first risk factor below to reflect the impacts of recent trade actions by the U.S. government. We have updated the second and third risk factors below to reflect our change of accounting method from the LIFO method to the average cost method for valuing inventories.

Risks related to U.S. government actions on Section 232 and 301, NAFTA and/or other trade agreements, treaties or policies. The U.S. government has recently taken actions under Section 232 of the Trade Act and indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”). Although we expect the steel tariffs imposed under Section 232 in March 2018 may benefit our business in many ways, the tariffs themselves, as well as country- or product-specific exemptions and retaliatory actions from foreign governments in response to the Section 232 actions (as well as any actions under Section 301 or otherwise), could also directly and/or indirectly affect us adversely. In addition, actions by others to import more finished products containing steel that are not subject to the tariffs instead of flat-rolled steel may reduce domestic demand for our steel products. Using an example related to electrical steel products, the Section 232 steel tariffs currently apply only to flat-rolled electrical steel and do not assess tariffs on any downstream products that utilize electrical steel, such as laminations (i.e., cut pieces of electrical steel), electrical transformer cores or core assemblies, or electrical transformers (“Downstream Electrical Products”). Producers of Downstream Electrical Products may increase imports of foreign-made Downstream Electrical Products to avoid the Section 232 steel tariffs or move domestic production outside the United States. This would adversely affect our electrical steel business, both directly by reducing our sales to domestic customers and indirectly (as a result of the decrease in volume) by increasing our fixed costs per ton of production and reducing our margin on sales to our remaining customers, among other potential negative impacts. Although we are proactively working to mitigate these risks, including by communicating our concerns regarding electrical steel to the U.S. government and requesting appropriate action to address our concerns, there is no certainty that our efforts will be successful. In addition, despite several rounds of negotiation thus far among the NAFTA member countries and other discussions with foreign governments, it remains unclear what the Administration will or will not do with respect to NAFTA or other international trade agreements, treaties and policies. If the U.S. government withdraws from or materially modifies NAFTA or other international trade agreements, treaties or policies, those U.S. government actions and/or retaliatory actions from foreign governments could adversely impact our business, customers and/or suppliers directly by disrupting trade and commercial transactions and/or indirectly by adversely affecting the U.S. economy or certain sectors thereof, thereby impacting demand for our customers’ products and, in turn, negatively affecting demand for our products. Key links of the supply chain for some of our key customers, including automotive manufacturers, could be negatively impacted by a withdrawal from or significant change to NAFTA or other international trade agreements or retaliatory actions from foreign governments. Any of these matters could materially adversely affect our sales, financial results and cash flows.

Risk of changes in the cost of raw materials, supplies and energy. The price that we pay for energy and key supplies and raw materials, such as electricity, natural gas, industrial gases, graphite electrodes, iron ore, chrome, refractory, zinc and coal, can fluctuate significantly based on market factors. In some cases the prices at which we sell steel will not change in tandem with changes in our raw materials, supplies and energy costs. Global demand and supply, particularly Chinese demand and supply, for certain raw materials can have a significant influence on our costs for those raw materials, especially iron ore and coal, as well as supplies for production whose prices are impacted by raw material prices, such as graphite electrodes and refractory materials. However, our sales prices are generally driven by North American demand, which can compress our margins in cases where raw material costs increase and our sales prices do not move in a similar manner. The majority of our shipments are sold under contracts that do not allow us to pass through all increases in raw materials, supplies and energy costs. Some of our shipments to contract customers include variable-pricing mechanisms allowing us to adjust the total sales price based upon changes in specified raw materials, supplies and energy costs. Those adjustments, however, rarely reflect all of our underlying raw materials, supplies and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language including limitations on when the adjustment occurs. For shipments made to the spot market, market conditions or timing of sales may not allow us to recover the full amount of an increase in raw material, supplies or energy costs. In such circumstances, a significant increase in raw material, supplies or energy costs likely would adversely impact our financial results and cash flows. Conversely, in certain circumstances, we may not realize all of the benefits when the price for certain raw materials, supplies or energy declines. For example, this can occur when we lock in the price of a raw material over a set period and the spot market price for the material declines during that period. Our need to consume existing inventories may also delay the impact of a change in prices of raw materials or supplies. New inventory may not be purchased until some portion of the existing inventory is consumed. The impact of this risk is particularly significant for iron ore and coke because of the volumes held in inventory. We manage our exposure to the risk of iron ore price increases by hedging a portion of our annual iron ore supply and by entering supply agreements where the IODEX, the global iron ore price index, is only one factor affecting our price of iron ore pellets. Significant changes in raw material costs may also increase the potential for inventory value write-downs in the event of a reduction in selling prices and our inability to realize the cost of the inventory.

Risks of excess inventory of raw materials. We have certain raw material supply contracts that include minimum annual purchases, subject to exceptions for force majeure and other circumstances. If our need for a particular raw material is reduced for an extended period significantly below what we projected at the contract’s inception, or what we projected at the time an annual nomination was made under certain contracts, we could be required to purchase quantities of raw materials that exceed our anticipated annual needs. Our decision to temporarily idle the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”) in 2015 increased this risk, as those operations were a major consumer of several key raw materials for which we have take-or-pay obligations, including coke. If our existing supply contracts require us to purchase raw materials in quantities beyond our needs, and if we do not succeed in reaching an agreement with a particular raw material supplier to reduce the quantity of raw materials we are contractually obligated to purchase from that supplier, then we would likely be required to purchase more of a particular raw material in a given year than we need, negatively affecting our financial results, liquidity and cash flows.

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

Item 6. Exhibits.

Exhibit Number	Description
*18.1	Letter from Ernst & Young LLP dated April 30, 2018
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*95.1	Mine Safety Disclosure Exhibit
101.Ins	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.Sch	XBRL Taxonomy Extension Schema Document
*101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
*101.Def	XBRL Taxonomy Extension Definition Linkbase Document
*101.Lab	XBRL Taxonomy Extension Label Linkbase Document
*101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	April 30, 2018	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	April 30, 2018	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer