Form 10-Q
period 2018-06-30
AK STEEL HOLDING CORP
filed 2018-07-30
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

There were 315,511,605 shares of common stock outstanding as of July 26, 2018.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2018	2017	2018	2017
		As Adjusted		As Adjusted
Net sales	$1,746.6	$1,557.2	$3,405.5	$3,090.6

Cost of products sold (exclusive of item shown separately below)	1,512.7	1,320.0	2,976.4	2,596.9
Selling and administrative expenses	79.5	65.6	156.2	137.3
Depreciation	54.9	55.1	109.8	110.2
Total operating costs	1,647.1	1,440.7	3,242.4	2,844.4
Operating profit	99.5	116.5	163.1	246.2
Interest expense	37.9	38.2	75.5	77.6
Pension and OPEB (income) expense	(10.0)	(18.1)	(20.0)	(36.2)
Other (income) expense	(0.2)	3.6	(4.1)	11.4
Income before income taxes	71.8	92.8	111.7	193.4
Income tax expense (benefit)	(0.5)	0.4	(5.4)	0.4
Net income	72.3	92.4	117.1	193.0
Less: Net income attributable to noncontrolling interests	15.7	15.2	31.8	31.4
Net income attributable to AK Steel Holding Corporation	$56.6	$77.2	$85.3	$161.6
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.18	$0.25	$0.27	$0.51
Diluted	$0.18	$0.24	$0.27	$0.50

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2018	2017	2018	2017
		As Adjusted		As Adjusted
Net income	$72.3	$92.4	$117.1	$193.0
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(2.2)	2.3	(1.1)	2.6
Cash flow hedges:
Gains (losses) arising in period	(4.1)	(8.2)	(5.5)	(16.2)
Reclassification of losses (gains) to net income	(5.5)	(1.3)	(13.1)	(1.9)
Pension and OPEB plans:
Reclassification of prior service cost (credits) to net income	(2.5)	(13.6)	(4.9)	(27.0)
Reclassification of losses (gains) to net income	3.6	1.7	7.2	3.3
Other comprehensive income (loss), before tax	(10.7)	(19.1)	(17.4)	(39.2)
Income tax benefit related to items of comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(10.7)	(19.1)	(17.4)	(39.2)
Comprehensive income	61.6	73.3	99.7	153.8
Less: Comprehensive income attributable to noncontrolling interests	15.7	15.2	31.8	31.4
Comprehensive income attributable to AK Steel Holding Corporation	$45.9	$58.1	$67.9	$122.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2018	December 31, 2017
		As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$46.0	$38.0
Accounts receivable, net	653.0	517.8
Inventory	1,311.0	1,385.0
Other current assets	98.4	130.3
Total current assets	2,108.4	2,071.1
Property, plant and equipment	6,884.8	6,831.8
Accumulated depreciation	(4,953.6)	(4,845.6)
Property, plant and equipment, net	1,931.2	1,986.2
Other non-current assets	405.7	417.5
TOTAL ASSETS	$4,445.3	$4,474.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$768.3	$690.4
Accrued liabilities	243.4	270.5
Current portion of pension and other postretirement benefit obligations	39.2	40.1
Total current liabilities	1,050.9	1,001.0
Non-current liabilities:
Long-term debt	2,036.6	2,110.1
Pension and other postretirement benefit obligations	841.4	894.2
Other non-current liabilities	145.6	168.9
TOTAL LIABILITIES	4,074.5	4,174.2
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 316,385,508 and 315,782,764 shares in 2018 and 2017; outstanding 315,329,786 and 314,884,569 shares in 2018 and 2017	3.2	3.2
Additional paid-in capital	2,891.1	2,884.8
Treasury stock, common shares at cost, 1,055,722 and 898,195 shares in 2018 and 2017	(6.4)	(5.4)
Accumulated deficit	(2,792.5)	(2,877.0)
Accumulated other comprehensive loss	(66.8)	(50.2)
Total stockholders’ equity (deficit)	28.6	(44.6)
Noncontrolling interests	342.2	345.2
TOTAL EQUITY	370.8	300.6
TOTAL LIABILITIES AND EQUITY	$4,445.3	$4,474.8

The condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	June 30, 2018	December 31, 2017
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$1.9	$0.1
Inventory	21.4	18.4
Property, plant and equipment	426.1	425.9
Accumulated depreciation	(96.2)	(88.6)
Accounts payable	13.9	11.3
Other assets (liabilities), net	1.4	(1.0)
Noncontrolling interests	340.7	343.5

Other variable interest entities
Cash and cash equivalents	$0.5	$0.7
Property, plant and equipment	11.7	11.7
Accumulated depreciation	(9.7)	(9.6)
Other assets (liabilities), net	0.7	0.8
Noncontrolling interests	1.5	1.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2018	2017
		As Adjusted
Cash flows from operating activities:
Net income	$117.1	$193.0
Depreciation	102.1	101.8
Depreciation—SunCoke Middletown	7.7	8.4
Amortization	17.3	11.7
Deferred income taxes	(7.2)	4.6
Pension and OPEB expense (income)	(16.2)	(32.4)
Contributions to pension trust	(15.2)	(6.0)
Other postretirement benefit payments	(19.3)	(21.5)
Changes in working capital	28.8	(57.3)
Other operating items, net	(27.7)	0.9
Net cash flows from operating activities	187.4	203.2
Cash flows from investing activities:
Capital investments	(64.0)	(52.1)
Other investing items, net	0.3	2.9
Net cash flows from investing activities	(63.7)	(49.2)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	(80.0)	—
Proceeds from issuance of long-term debt	—	400.0
Redemption of long-term debt	—	(538.2)
Debt issuance costs	—	(8.3)
SunCoke Middletown distributions to noncontrolling interest owners	(34.8)	(41.9)
Other financing items, net	(0.9)	(2.5)
Net cash flows from financing activities	(115.7)	(190.9)
Net increase (decrease) in cash and cash equivalents	8.0	(36.9)
Cash and cash equivalents, beginning of period	38.0	173.2
Cash and cash equivalents, end of period	$46.0	$136.3

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2016 (as adjusted)	$3.1	$2,855.4	$(2.4)	$(2,980.5)	$(88.7)	$362.9	$149.8
Net income				161.6		31.4	193.0
Share-based compensation	0.1	5.4					5.5
Stock options exercised		0.5					0.5
Exchangeable notes exchange feature		21.3					21.3
Purchase of treasury stock			(3.0)				(3.0)
Change in accumulated other comprehensive income (loss)					(39.2)		(39.2)
Net distributions to noncontrolling interests						(41.9)	(41.9)
June 30, 2017 (as adjusted)	$3.2	$2,882.6	$(5.4)	$(2,818.9)	$(127.9)	$352.4	$286.0

December 31, 2017 (as adjusted)	$3.2	$2,884.8	$(5.4)	$(2,877.0)	$(50.2)	$345.2	$300.6
Cumulative effect of adopting new hedging standard				(0.8)	0.8		—
Net income				85.3		31.8	117.1
Share-based compensation		6.3					6.3
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(17.4)		(17.4)
Net distributions to noncontrolling interests						(34.8)	(34.8)
June 30, 2018	$3.2	$2,891.1	$(6.4)	$(2,792.5)	$(66.8)	$342.2	$370.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation—These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2018 and December 31, 2017, our results of operations for the three and six months ended June 30, 2018 and 2017, and our cash flows for the six months ended June 30, 2018 and 2017. Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results we expect for the full year ending December 31, 2018. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition—We generate our revenue through product sales, and shipping terms generally indicate when we have fulfilled our performance obligations and passed control of products to our customer. Our revenue transactions consist of a single performance obligation to transfer promised goods. We have contracts with a substantial portion of our customers. These contracts usually define the mechanism for determining the sales price, but the contacts do not impose a specific quantity on either party. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders or other written instructions we receive from the customer. Spot market sales are made through purchase orders or other written instructions. We recognize revenue when we have fulfilled a performance obligation, which is typically when we have shipped products at the customer’s instructions. For sales with shipping terms that transfer title and risk of loss at the destination point, we recognize revenue when the customer receives the goods and our performance obligation is complete. For sales with shipping terms that transfer title and risk of loss at the shipping point with us bearing responsibility for freight costs to the destination, we determine that we have fulfilled a single performance obligation and recognize revenue when we ship the goods. For our tooling solutions, we record progress payments that we receive from a customer as accrued liabilities until we recognize the revenue when the customer provides written acceptance that our performance obligation has been fulfilled.

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

Inventory—Inventories are valued at the lower of cost or net realizable value. We measure the cost of inventories using the average cost method. See Note 3 for information on the change to the average cost method effective January 1, 2018.

Pension and Other Postretirement Benefits—On January 1, 2018, we adopted Accounting Standards Update No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this standard, the service cost component of periodic pension and other postretirement benefit expense is included in cost of products sold and selling and administrative expenses, consistent with our treatment of other employee compensation costs. The remainder of periodic pension and other postretirement benefit income of $10.0 and $18.1 for the three months ended June 30, 2018 and 2017 and $20.0 and $36.2 for the six months ended June 30, 2018 and 2017, is recorded in a separate line in the condensed consolidated statements of operations below operating profit. We have retrospectively applied the change in accounting principle to all periods presented. The adoption of this standard update had no other effect on our consolidated financial statements.

NOTE 2 – Acquisition of Precision Partners

On August 4, 2017, we acquired 100% of the equity of PPHC Holdings, LLC (“Precision Partners”), which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Precision Partners is headquartered in Ontario, Canada and operates eight plants in Ontario, Alabama and Kentucky. We acquired Precision Partners to complement and bolster our core focus on the high-growth automotive lightweighting market, enhance our prominent position in advanced high strength steels, further strengthen close collaboration with automotive market customers, and leverage both companies’ research and innovation in materials and metals-forming. We finalized the purchase price allocation as of March 31, 2018.

NOTE 3 – Supplementary Financial Statement Information

Revenue

Net sales by market are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Automotive	$1,108.7	$1,007.7	$2,227.8	$2,037.2
Infrastructure and Manufacturing	263.8	249.0	505.1	478.6
Distributors and Converters	374.1	300.5	672.6	574.8
Total	$1,746.6	$1,557.2	$3,405.5	$3,090.6

Net sales by product line are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Carbon steel	$1,102.4	$1,048.1	$2,171.0	$2,077.3
Stainless and electrical steel	483.1	444.1	909.2	878.0
Tubular products, components and other	161.1	65.0	325.3	135.3
Total	$1,746.6	$1,557.2	$3,405.5	$3,090.6

We sell domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States were $172.9 and $340.7 for the three and six months ended June 30, 2018, compared to $157.7 and $312.8 for the corresponding periods in 2017.

Inventory

Inventories as of June 30, 2018 and December 31, 2017, are presented below:

	June 30, 2018	December 31, 2017
Finished and semi-finished	$987.1	$996.8
Raw materials	323.9	388.2
Inventory	$1,311.0	$1,385.0

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

The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in our condensed consolidated balance sheet as of December 31, 2017 and our condensed consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2017 were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Condensed consolidated statement of operations for the three months ended June 30, 2017:
Cost of products sold (a)	$1,345.1	$(25.1)	$1,320.0
Income tax expense (benefit)	(8.7)	9.1	0.4
Net income	76.4	16.0	92.4
Net income attributable to AK Steel Holding Corporation	61.2	16.0	77.2
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.19	$0.06	$0.25
Diluted	0.19	0.05	0.24

Condensed consolidated statement of operations for the six months ended June 30, 2017:
Cost of products sold (a)	$2,657.3	$(60.4)	$2,596.9
Income tax expense (benefit)	(22.1)	22.5	0.4
Net income	155.1	37.9	193.0
Net income attributable to AK Steel Holding Corporation	123.7	37.9	161.6
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.39	$0.12	$0.51
Diluted	0.38	0.12	0.50

Condensed consolidated statement of comprehensive income for the three months ended June 30, 2017:
Cash flow hedges—Reclassification of losses (gains) to net income	$(2.1)	$0.8	$(1.3)
Comprehensive income	56.5	16.8	73.3
Comprehensive income attributable to AK Steel Holding Corporation	41.3	16.8	58.1

Condensed consolidated statement of comprehensive income for the six months ended June 30, 2017:
Cash flow hedges—Reclassification of losses (gains) to net income	$(5.3)	$3.4	$(1.9)
Comprehensive income	112.5	41.3	153.8
Comprehensive income attributable to AK Steel Holding Corporation	81.1	41.3	122.4

Condensed consolidated balance sheet as of December 31, 2017:
Inventory	$1,147.8	$237.2	$1,385.0
Other non-current assets	476.0	(58.5)	417.5
Other non-current liabilities	161.6	7.3	168.9
Accumulated deficit	(3,058.6)	181.6	(2,877.0)
Accumulated other comprehensive loss	(40.0)	(10.2)	(50.2)

	As Originally Reported	Effect of Change	As Adjusted

Condensed consolidated statement of cash flows for the six months ended June 30, 2017:
Net income	$155.1	$37.9	$193.0
Deferred income taxes	(17.9)	22.5	4.6
Changes in working capital	6.5	(63.8)	(57.3)
Other operating items, net	(2.5)	3.4	0.9

(a)	Cost of products sold as originally reported reflects the change in presentation of pension and OPEB (income) expense further described in Note 1.

The following table shows the effects of the change in accounting principle from LIFO to average cost as of June 30, 2018 and for the three and six months ended June 30, 2018:

	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Condensed consolidated statement of operations for the three months ended June 30, 2018:
Cost of products sold	$1,526.2	$1,512.7	$(13.5)
Income tax expense (benefit)	(3.8)	(0.5)	3.3
Net income	62.1	72.3	10.2
Net income attributable to AK Steel Holding Corporation	46.4	56.6	10.2
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.15	$0.18	$0.03
Diluted	0.15	0.18	0.03

Condensed consolidated statement of operations for the six months ended June 30, 2018:
Cost of products sold	$3,005.1	$2,976.4	$(28.7)
Income tax expense (benefit)	(12.0)	(5.4)	6.6
Net income	95.0	117.1	22.1
Net income attributable to AK Steel Holding Corporation	63.2	85.3	22.1
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.20	$0.27	$0.07
Diluted	0.20	0.27	0.07

Condensed consolidated statement of comprehensive income for the three months ended June 30, 2018:
Comprehensive income	$51.4	$61.6	$10.2
Comprehensive income attributable to AK Steel Holding Corporation	35.7	45.9	10.2

Condensed consolidated statement of comprehensive income for the six months ended June 30, 2018:
Comprehensive income	$77.6	$99.7	$22.1
Comprehensive income attributable to AK Steel Holding Corporation	45.8	67.9	22.1

Condensed consolidated balance sheet as of June 30, 2018:
Inventory	$1,046.8	$1,311.0	$264.2
Other non-current assets	476.1	405.7	(70.4)
Other non-current liabilities	143.6	145.6	2.0
Accumulated deficit	(2,996.2)	(2,792.5)	203.7

Condensed consolidated statement of cash flows for the six months ended June 30, 2018:
Net income	$95.0	$117.1	$22.1
Deferred income taxes	(13.8)	(7.2)	6.6
Changes in working capital	55.8	28.8	(27.0)
Other operating items, net	(26.0)	(27.7)	(1.7)

Other Non-Current Assets

The change in goodwill for the six months ended June 30, 2018, was as follows.

2018
Balance at beginning of period	$253.8
Adjustment to acquisition purchase price	1.2
Balance at end of period	$255.0

Intangible assets at June 30, 2018 and December 31, 2017, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
As of June 30, 2018
Customer relationships	$36.6	$(4.8)	$31.8
Technology	19.3	(3.0)	16.3
Other	1.0	(0.9)	0.1
Intangible assets	$56.9	$(8.7)	$48.2

As of December 31, 2017
Customer relationships	$36.6	$(2.2)	$34.4
Technology	19.3	(1.4)	17.9
Other	1.0	(0.4)	0.6
Intangible assets	$56.9	$(4.0)	$52.9

Amortization expense related to intangible assets was $2.3 and $4.7 for the three and six months ended June 30, 2018.

Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Summarized financial statement data for all investees is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$83.5	$76.8	$158.3	$149.3
Gross profit	23.6	23.6	44.7	49.1
Net income	5.1	6.5	9.3	15.4

Our share of income of equity investees (included in cost of products sold)	1.7	2.2	3.0	5.6

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred on-going costs of $5.0 and $5.2 for the three months ended June 30, 2018 and 2017 and $10.4 and $10.8 for the six months ended June 30, 2018 and 2017, for maintenance of the equipment, utilities and supplier obligations related to the Ashland Works Hot End.

We continue to engage in regular reviews of the potential viability of the Ashland Works Hot End, including an assessment of the most significant risks and benefits of a permanent idling of those idled operations. As part of these reviews, we take into consideration, among other items, our strategic focus on reducing participation in commodity markets to position the company for sustainable profitability and whether we anticipate that future market conditions will enable production from the Ashland Works Hot End to generate sustainable economic returns through steel market cycles. The Ashland Works Hot End remains on temporary idle based on our assessment of forecasted supply and demand characteristics of the markets that we serve. No final determination has been made at this time regarding the long-term status of the operations. Factors that we continue to assess in relation to our decision on the long-term status of the Ashland Works Hot End include, among other items, an uncertain global trade landscape influenced by shifting domestic and international political priorities, continued intense competition from both domestic and foreign steel competitors, excess global steel capacity, volatile raw material costs and steel prices, and our cost structure relative to other sources of steel production. If we decide to permanently idle the Ashland Works Hot End, we would incur certain cash expenses, including those relating to labor benefit obligations, certain take-or-pay supply agreements and potentially accelerated environmental remediation costs. The remaining carrying value of the long-lived assets is not material.

NOTE 4 – Income Taxes

Income taxes recorded for the periods ended June 30, 2018 and 2017, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method.

During the first six months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets. We have not completed our determination of the accounting implications of the Tax Cuts and Jobs Act of 2017 on our tax balances. However, we have reasonably estimated the provisional effects of the act in these condensed consolidated financial statements.

NOTE 5 – Long-term Debt and Other Financing

Debt balances at June 30, 2018 and December 31, 2017, are presented below:

	June 30, 2018	December 31, 2017
Credit Facility	$370.0	$450.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due October 2021	406.2	406.2
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	280.0	280.0
7.00% Senior Notes due March 2027	400.0	400.0
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt discount and issuance costs	(48.9)	(55.4)
Total long-term debt	$2,036.6	$2,110.1

During the six months ended June 30, 2018, we were in compliance with all the terms and conditions of our debt agreements. In the six months ended June 30, 2017, we recognized other expense of $13.1 for expenses related to the repurchase of senior unsecured notes.

Credit Facility

We have a $1,350.0 revolving credit facility (the “Credit Facility”), which expires in September 2022. As of June 30, 2018, we had outstanding borrowings of $370.0 under the Credit Facility. At June 30, 2018, our eligible collateral, after application of applicable advance rates, was in excess of $1,350.0. Availability as of June 30, 2018, was $908.5 after reductions of $71.5 for outstanding letters of credit.

NOTE 6 – Pension and Other Postretirement Benefits

Net periodic benefit (income) expense for pension and other postretirement benefits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pension Benefits
Service cost	$0.7	$0.7	$1.5	$1.4
Interest cost	23.8	27.0	47.5	54.0
Expected return on assets	(38.8)	(37.5)	(77.6)	(75.1)
Amortization of prior service cost	0.9	1.1	1.9	2.3
Amortization of loss	4.0	2.7	7.9	5.4
Net periodic benefit (income) expense	$(9.4)	$(6.0)	$(18.8)	$(12.0)

Other Postretirement Benefits
Service cost	$1.2	$1.1	$2.3	$2.3
Interest cost	3.9	4.4	7.8	8.7
Amortization of prior service cost (credit)	(3.4)	(14.7)	(6.8)	(29.3)
Amortization of (gain) loss	(0.4)	(1.0)	(0.7)	(2.1)
Net periodic benefit (income) expense	$1.3	$(10.2)	$2.6	$(20.4)

We are required to contribute $49.9 to the master pension trust during 2018, of which $15.2 was contributed in the first six months of 2018 and another $9.2 was contributed in July 2018. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $35.0 and $10.0 in 2019 and 2020. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

NOTE 7 – Environmental and Legal Contingencies

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

	June 30, 2018	December 31, 2017
Accrued liabilities	$8.0	$8.5
Other non-current liabilities	30.2	35.4

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981, we acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. In connection with the sale of the coke plant, Honeywell agreed to indemnify us from certain claims and obligations that could arise from the site investigation and we intend to pursue such indemnification from Honeywell, if necessary. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited us to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued $1.4 for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree required us to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils at Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued $12.8 for the cost of known work required under the Consent Decree.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Severstal Dearborn, LLC (“Dearborn”) (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and have been vigorously contesting this appeal. On October 5, 2016, we filed an application with the Michigan Supreme Court for leave to appeal from a decision of the Michigan Court of Appeals in which it upheld a Circuit Court decision denying our December 2015 motion to dismiss for lack of jurisdiction. On July 17, 2018, the Michigan Supreme Court issued its decision vacating the Michigan Court of Appeals’ decision and finding on other grounds that the permit appeal was filed timely. The case was remanded to the Wayne County Circuit Court for further proceedings. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

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

The number of asbestos cases pending at June 30, 2018, is presented below:

Asbestos Cases Pending at
June 30, 2018
Cases with specific dollar claims for damages:
Claims up to $0.2	147
Claims above $0.2 to $5.0	4
Claims above $5.0 to $20.0	3
Total claims with specific dollar claims for damages (a)	154
Cases without a specific dollar claim for damages	173
Total asbestos cases pending	327

(a)	Involve a total of 2,256 plaintiffs and 18,466 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New Claims Filed	21	10	33	28
Pending Claims Disposed Of	31	13	42	24
Total Amount Paid in Settlements	$0.4	$0.5	$0.7	$0.6

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to settle the claims asserted against us. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourselves in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. On March 3, 2017, the Court granted the defendants’ motion to dismiss the indirect plaintiffs’ amended complaint on the grounds that the plaintiffs lacked antitrust standing. On April 4, 2017, the indirect plaintiffs filed a motion for reconsideration and the defendants filed an opposition to that motion. On July 13, 2017, the Court denied the indirect plaintiffs’ motion for reconsideration. On September 15, 2017 the indirect plaintiffs filed a notice of appeal with the Seventh Circuit Court of Appeals. Because we have been unable to determine that a potential loss in this case for the indirect plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the indirect plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

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

NOTE 8 – Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $9.4 for 2018. Information on share-based compensation expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2018	2017	2018	2017
Stock options	$0.3	$0.2	$2.0	$1.7
Restricted stock	0.5	0.4	2.4	2.3
Restricted stock units issued to Directors	0.3	0.3	0.6	0.7
Performance shares	0.6	0.4	1.1	0.8
Equity-based long-term performance plan	0.1	—	0.2	—
Total share-based compensation expense	$1.8	$1.3	$6.3	$5.5

We granted stock options on 842,000 shares during the six months ended June 30, 2018, with a weighted-average fair value of $3.51 per share of stock option. Options on 33,700 shares were exercised during the six months ended June 30, 2018.

We granted restricted stock awards of 521,100 shares during the six months ended June 30, 2018, at a weighted-average fair value of $6.56 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2018 was $3.1.

We granted performance share awards of 366,500 shares during the six months ended June 30, 2018, with a weighted-average fair value of $8.05 per share.

During the first quarter of 2018, in order to further align our management and stockholder interests, the Board of Directors changed how incentive compensation earned by executive officers under the long-term performance plan is paid so that 30% of the compensation earned will now be denominated in stock, instead of all being settled in cash as under prior long-term awards. As a result, starting with the three-year performance period beginning in 2018, the equity-based portion of the long-term performance plan is treated as share-based compensation with a performance condition.

NOTE 9 – Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation
Balance at beginning of period	$2.2	$(3.3)	$1.1	$(3.6)
Other comprehensive income (loss)—foreign currency translation gain (loss)	(2.2)	2.3	(1.1)	2.6
Balance at end of period	$—	$(1.0)	$—	$(1.0)
Cash flow hedges
Balance at beginning of period	$14.1	$31.3	$22.3	$39.9
Cumulative effect of adopting new hedging standard	—	—	0.8	—
Other comprehensive income (loss):
Gains (losses) arising in period	(4.1)	(8.2)	(5.5)	(16.2)
Income tax expense (benefit) (b)	—	—	—	—
Gains (losses) arising in period, net of tax	(4.1)	(8.2)	(5.5)	(16.2)
Reclassification of losses (gains) to net income:
Recorded in cost of products sold	(5.5)	(1.3)	(13.1)	(1.9)
Income tax (expense) benefit (b)	—	—	—	—
Net amount of reclassification of losses (gains) to net income, net of tax	(5.5)	(1.3)	(13.1)	(1.9)
Total other comprehensive income (loss), net of tax	(9.6)	(9.5)	(18.6)	(18.1)
Balance at end of period	$4.5	$21.8	$4.5	$21.8
Pension and OPEB plans
Balance at beginning of period	$(72.4)	$(136.8)	$(73.6)	$(125.0)
Reclassification to net income:
Prior service costs (credits) (a)	(2.5)	(13.6)	(4.9)	(27.0)
Actuarial (gains) losses (a)	3.6	1.7	7.2	3.3
Subtotal	1.1	(11.9)	2.3	(23.7)
Income tax (expense) benefit (b)	—	—	—	—
Amount of reclassification to net income, net of tax	1.1	(11.9)	2.3	(23.7)
Total other comprehensive income (loss), net of tax	1.1	(11.9)	2.3	(23.7)
Balance at end of period	$(71.3)	$(148.7)	$(71.3)	$(148.7)

(a)	Included in pension and OPEB (income) expense

(b)	Included in income tax expense (benefit)

NOTE 10 – Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to AK Steel Holding Corporation	$56.6	$77.2	$85.3	$161.6
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings	$56.6	$77.2	$85.3	$161.6

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings to common stockholders	56.6	77.1	85.2	161.4
Common stockholders earnings—basic and diluted	$56.6	$77.1	$85.2	$161.4

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	314.7	314.3	314.7	314.2
Effect of exchangeable debt	—	3.9	—	7.6
Effect of dilutive stock-based compensation	1.0	0.8	1.0	1.0
Common shares outstanding for diluted earnings per share	315.7	319.0	315.7	322.8

Basic earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	0.18	0.25	0.27	0.51
Basic earnings per share	$0.18	$0.25	$0.27	$0.51

Diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	0.18	0.24	0.27	0.50
Diluted earnings per share	$0.18	$0.24	$0.27	$0.50

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.5	1.5	2.3	1.1

NOTE 11 – Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a consolidated variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $15.8 and $15.3 for the three months ended June 30, 2018 and 2017, and $32.0 and $31.5 for the six months ended June 30, 2018 and 2017, that was included in our consolidated income before income taxes.

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

NOTE 12 – Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of June 30, 2018, a spread over benchmark rates of less than 2% was used for derivatives valued as assets and a spread over benchmark rates of less than 3% was used for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal, recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$46.0	$—	$46.0	$38.0	$—	$38.0
Other current assets:
Foreign exchange contracts	—	0.4	0.4	—	0.2	0.2
Commodity hedge contracts	—	16.1	16.1	—	35.2	35.2
Other non-current assets:
Foreign exchange contracts	—	1.0	1.0	—	1.7	1.7
Commodity hedge contracts	—	2.3	2.3	—	10.6	10.6
Assets measured at fair value	$46.0	$19.8	$65.8	$38.0	$47.7	$85.7

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.8)	$(0.8)	$—	$(0.3)	$(0.3)
Commodity hedge contracts	—	(3.5)	(3.5)	—	(4.9)	(4.9)
Other non-current liabilities:
Foreign exchange contracts	—	(0.9)	(0.9)	—	—	—
Commodity hedge contracts	—	(1.8)	(1.8)	—	(0.5)	(0.5)
Liabilities measured at fair value	$—	$(7.0)	$(7.0)	$—	$(5.7)	$(5.7)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,100.2)	$(2,100.2)	$—	$(2,273.4)	$(2,273.4)
Carrying amount	—	(2,036.6)	(2,036.6)	—	(2,110.1)	(2,110.1)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at June 30, 2018 and December 31, 2017.

NOTE 13 – Derivative Instruments and Hedging Activities

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

We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. For input commodities, these derivatives are typically used for a portion of our electricity, iron ore, natural gas, nickel and zinc requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures, including timing differences between when we incur raw material commodity costs and when we receive sales surcharges from our customers based on those raw materials. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs.

All commodity derivatives are recognized as an asset or liability at fair value. We record the gains and losses and premiums paid for option contracts for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold when we recognize earnings for the associated underlying transaction. We record all gains or losses from commodity derivatives for which hedge accounting treatment has not been elected to earnings immediately in cost of products sold. We have provided no collateral to counterparties under collateral funding arrangements as of June 30, 2018.

Outstanding derivative contracts and the period over which we are hedging our exposure to the volatility in future cash flows are presented below:

Derivative Contracts	Settlement Dates	June 30, 2018		December 31, 2017
Commodity contracts:
Nickel (in lbs)	July 2018 to August 2018	300,000		500,000
Natural gas (in MMBTUs)	July 2018 to June 2020	39,868,000		41,338,000
Zinc (in lbs)	July 2018 to June 2020	46,150,000		50,350,000
Iron ore (in metric tons)	July 2018 to May 2020	2,210,000		2,340,000
Electricity (in MWHs)	July 2018 to June 2020	1,676,000		1,553,000
Foreign exchange contracts:
Euros (in millions)	July 2018 to December 2018		€9.0		€26.0
Canadian dollars (in millions)	July 2018 to December 2021	C$	147.7	C$	148.1

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	$0.1	$0.2
Commodity contracts	4.2	9.0
Other non-current assets:
Foreign exchange contracts	1.0	1.7
Commodity contracts	0.2	2.3
Accrued liabilities:
Foreign exchange contracts	(0.8)	(0.2)
Commodity contracts	(3.2)	(4.6)
Other non-current liabilities:
Foreign exchange contracts	(0.9)	—
Commodity contracts	(1.6)	(0.5)
Derivatives not designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	0.3	—
Commodity contracts	11.9	26.2
Other non-current assets—commodity contracts	2.1	8.3
Accrued liabilities:
Foreign exchange contracts	—	(0.1)
Commodity contracts	(0.3)	(0.3)
Other non-current liabilities—commodity contracts	(0.2)	—

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations and comprehensive income (loss) are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Commodity contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	$(2.6)	$(8.2)	$(2.3)	$(16.2)
Reclassified from accumulated other comprehensive income into cost of products sold	5.4	1.3	13.0	1.9
Foreign exchange contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	(1.5)	—	(3.2)	—
Reclassified from accumulated other comprehensive income into cost of products sold	0.1	—	0.1	—
Derivatives not designated as cash flow hedges:
Commodity contracts—recognized in cost of products sold	2.3	(8.2)	(6.4)	7.1
Foreign exchange contracts—recognized in other income (expense)	0.7	(0.6)	0.4	(0.7)

We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. These derivatives do not qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized immediately in our financial results versus being recognized in the period that iron ore purchases affect earnings. For the three and six months ended June 30, 2018, gains (losses) recognized in cost of products sold shown in the table above include $2.1 and $(5.6), for unrealized mark-to-market gains (losses) on iron ore derivatives. Gains (losses) recognized in cost of products sold shown in the table above for unrealized mark-to-market gains (losses) on iron ore derivatives for the corresponding periods in 2017 include (8.4) and $7.9. Not included in the financial results for the three and six months ended June 30, 2018, were realized gains of $9.2 and $11.5 for iron ore derivatives contracts that settled during the period for which we had recognized mark-to-market gains in our financial results in prior quarters, compared to $8.9 and $20.3 for the same periods in 2017.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing derivatives that qualify as cash flow hedges for hedge accounting are presented below:

Hedge	Gains (losses)
Natural gas	$0.7
Zinc	(2.1)
Electricity	2.5
Canadian dollars	(0.9)

NOTE 14 – Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Six Months Ended June 30,
	2018	2017
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$68.4	$61.6
Income taxes	(5.9)	(0.5)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $37.5 and $39.2 for the six months ended June 30, 2018 and 2017. Consolidated cash and cash equivalents at June 30, 2018 and December 31, 2017, include

SunCoke Middletown’s cash and cash equivalents of $1.9 and $0.1. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the six months ended June 30, 2018 and 2017 that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We also grant restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Six Months Ended June 30,
	2018	2017
Capital investments	$29.3	$22.7
Issuance of restricted stock and restricted stock units	4.0	4.1

NOTE 15 – Union Contracts

In March 2018, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a labor agreement covering approximately 1,720 production employees at Middletown Works. The new agreement expires March 15, 2020.

In July 2018, we and the United Steelworkers, Local 1865, which represents approximately 260 production employees at Ashland Works, agreed to extend the current labor agreement to November 1, 2018, two months from its original September 1, 2018 expiration.

An agreement with the United Steelworkers, Local 1190, which governs approximately 200 production employees at Mountain State Carbon LLC, is scheduled to expire on March 1, 2019.

An agreement with the United Auto Workers, Local 3303, which governs approximately 1,130 production employees at Butler Works, is scheduled to expire on April 1, 2019.

An agreement with the United Auto Workers, Local 3462, which governs approximately 310 production employees at Coshocton Works, is scheduled to expire on September 30, 2019.

NOTE 16 – New Accounting Pronouncements

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

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset. We have adopted the standard update effective as of January 1, 2018, and have applied the new hedge guidance for certain hedges entered since adoption. The effect of adoption of the new guidance was not significant.

Recent Accounting Pronouncements Not Yet Adopted

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities, with the exception of short-term leases, and disclose key information about leasing arrangements for certain leases. We intend to recognize and measure leases beginning at the adoption date using a modified retrospective approach in accordance with updated guidance expected to be issued by FASB. Topic 842 is effective for us beginning January 1, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our consolidated financial position and results of operations. We expect that the adoption of the standard will result in a material increase to the assets and liabilities on our consolidated balance sheets. We have formed an implementation team, commenced identification of our lease population and begun to implement new software to manage our leases and account for them under the new standard.

In June 2016, FASB issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model. The new standard will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the effect of this standard on our consolidated financial position and results of operations.

In February 2018, FASB issued Accounting Standards Update 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the effect of this standard on our consolidated financial position.

NOTE 17 – Supplementary Guarantor Information

AK Steel’s senior secured notes due 2023, senior unsecured notes due 2021, 2025 and 2027 (collectively, the “Senior Notes”) and Exchangeable Notes due 2019 are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the Senior Notes’ indentures, AK Holding and certain subsidiary guarantors each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Exchangeable Notes. AK Holding is the sole guarantor of the Exchangeable Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,599.3	$84.4	$195.1	$(132.2)	$1,746.6
Cost of products sold (exclusive of item shown separately below)	—	1,413.4	57.4	159.7	(117.8)	1,512.7
Selling and administrative expenses	0.8	78.7	3.8	9.0	(12.8)	79.5
Depreciation	—	43.4	2.0	9.5	—	54.9
Total operating costs	0.8	1,535.5	63.2	178.2	(130.6)	1,647.1
Operating profit (loss)	(0.8)	63.8	21.2	16.9	(1.6)	99.5
Interest expense	—	36.5	—	1.4	—	37.9
Pension and OPEB (income) expense	—	(10.0)	—	—	—	(10.0)
Other (income) expense	—	4.6	(4.0)	(0.8)	—	(0.2)
Income (loss) before income taxes	(0.8)	32.7	25.2	16.3	(1.6)	71.8
Income tax expense (benefit)	—	(6.0)	6.3	(0.4)	(0.4)	(0.5)
Equity in net income (loss) of subsidiaries	57.4	18.7	—	0.2	(76.3)	—
Net income (loss)	56.6	57.4	18.9	16.9	(77.5)	72.3
Less: Net income attributable to noncontrolling interests	—	—	—	15.7	—	15.7
Net income (loss) attributable to AK Steel Holding Corporation	56.6	57.4	18.9	1.2	(77.5)	56.6
Other comprehensive income (loss)	(10.7)	(10.7)	—	(2.2)	12.9	(10.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$45.9	$46.7	$18.9	$(1.0)	$(64.6)	$45.9

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,498.4	$74.1	$97.9	$(113.2)	$1,557.2
Cost of products sold (exclusive of item shown separately below)	—	1,298.0	53.2	71.1	(102.3)	1,320.0
Selling and administrative expenses	1.0	68.3	3.2	4.8	(11.7)	65.6
Depreciation	—	46.9	2.1	6.1	—	55.1
Total operating costs	1.0	1,413.2	58.5	82.0	(114.0)	1,440.7
Operating profit (loss)	(1.0)	85.2	15.6	15.9	0.8	116.5
Interest expense	—	37.9	—	0.3	—	38.2
Pension and OPEB (income) expense	—	(18.1)	—	—	—	(18.1)
Other (income) expense	—	7.8	(2.8)	(1.4)	—	3.6
Income (loss) before income taxes	(1.0)	57.6	18.4	17.0	0.8	92.8
Income tax expense (benefit)	—	(7.5)	7.0	0.6	0.3	0.4
Equity in net income (loss) of subsidiaries	78.2	13.1	—	(0.2)	(91.1)	—
Net income (loss)	77.2	78.2	11.4	16.2	(90.6)	92.4
Less: Net income attributable to noncontrolling interests	—	—	—	15.2	—	15.2
Net income (loss) attributable to AK Steel Holding Corporation	77.2	78.2	11.4	1.0	(90.6)	77.2
Other comprehensive income (loss)	(19.1)	(19.1)	—	2.3	16.8	(19.1)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$58.1	$59.1	$11.4	$3.3	$(73.8)	$58.1

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,102.3	$161.5	$403.8	$(262.1)	$3,405.5
Cost of products sold (exclusive of item shown separately below)	—	2,766.8	112.0	331.4	(233.8)	2,976.4
Selling and administrative expenses	2.1	153.6	7.4	17.7	(24.6)	156.2
Depreciation	—	86.8	4.0	19.0	—	109.8
Total operating costs	2.1	3,007.2	123.4	368.1	(258.4)	3,242.4
Operating profit (loss)	(2.1)	95.1	38.1	35.7	(3.7)	163.1
Interest expense	—	72.9	—	2.6	—	75.5
Pension and OPEB expense (income)	—	(20.0)	—	—	—	(20.0)
Other (income) expense	—	5.8	(7.5)	(2.4)	—	(4.1)
Income (loss) before income taxes	(2.1)	36.4	45.6	35.5	(3.7)	111.7
Income tax expense (benefit)	—	(17.9)	11.4	2.0	(0.9)	(5.4)
Equity in net income (loss) of subsidiaries	87.4	33.1	—	0.2	(120.7)	—
Net income (loss)	85.3	87.4	34.2	33.7	(123.5)	117.1
Less: Net income attributable to noncontrolling interests	—	—	—	31.8	—	31.8
Net income (loss) attributable to AK Steel Holding Corporation	85.3	87.4	34.2	1.9	(123.5)	85.3
Other comprehensive income (loss)	(17.4)	(17.4)	—	(1.1)	18.5	(17.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$67.9	$70.0	$34.2	$0.8	$(105.0)	$67.9

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,972.0	$146.4	$189.3	$(217.1)	$3,090.6
Cost of products sold (exclusive of item shown separately below)	—	2,556.0	99.7	133.9	(192.7)	2,596.9
Selling and administrative expenses	2.4	141.1	6.4	10.3	(22.9)	137.3
Depreciation	—	94.1	4.1	12.0	—	110.2
Total operating costs	2.4	2,791.2	110.2	156.2	(215.6)	2,844.4
Operating profit (loss)	(2.4)	180.8	36.2	33.1	(1.5)	246.2
Interest expense	—	76.9	—	0.7	—	77.6
Pension and OPEB expense (income)	—	(36.2)	—	—	—	(36.2)
Other (income) expense	—	19.2	(5.2)	(2.6)	—	11.4
Income (loss) before income taxes	(2.4)	120.9	41.4	35.0	(1.5)	193.4
Income tax expense (benefit)	—	(16.1)	15.8	1.3	(0.6)	0.4
Equity in net income (loss) of subsidiaries	164.0	27.0	—	(0.1)	(190.9)	—
Net income (loss)	161.6	164.0	25.6	33.6	(191.8)	193.0
Less: Net income attributable to noncontrolling interests	—	—	—	31.4	—	31.4
Net income (loss) attributable to AK Steel Holding Corporation	161.6	164.0	25.6	2.2	(191.8)	161.6
Other comprehensive income (loss)	(39.2)	(39.2)	—	2.6	36.6	(39.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$122.4	$124.8	$25.6	$4.8	$(155.2)	$122.4

Condensed Consolidated Balance Sheets
June 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.0	$5.1	$13.9	$—	$46.0
Accounts receivable, net	—	526.8	40.5	96.0	(10.3)	653.0
Inventory	—	1,184.0	55.7	85.0	(13.7)	1,311.0
Other current assets	—	90.5	0.2	7.7	—	98.4
Total current assets	—	1,828.3	101.5	202.6	(24.0)	2,108.4
Property, plant and equipment	—	6,048.1	183.5	653.2	—	6,884.8
Accumulated depreciation	—	(4,706.5)	(98.7)	(148.4)	—	(4,953.6)
Property, plant and equipment, net	—	1,341.6	84.8	504.8	—	1,931.2
Investment in subsidiaries	(3,122.3)	1,902.6	—	67.7	1,152.0	—
Inter-company accounts	3,150.9	—	1,587.9	—	(4,738.8)	—
Other non-current assets	—	55.7	32.9	317.1	—	405.7
TOTAL ASSETS	$28.6	$5,128.2	$1,807.1	$1,092.2	$(3,610.8)	$4,445.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$693.4	$24.2	$53.8	$(3.1)	$768.3
Accrued liabilities	—	206.6	7.0	29.8	—	243.4
Current portion of pension and other postretirement benefit obligations	—	38.9	—	0.3	—	39.2
Total current liabilities	—	938.9	31.2	83.9	(3.1)	1,050.9
Non-current liabilities:
Long-term debt	—	2,036.6	—	—	—	2,036.6
Pension and other postretirement benefit obligations	—	838.2	—	3.2	—	841.4
Inter-company accounts	—	4,319.1	—	499.6	(4,818.7)	—
Other non-current liabilities	—	117.7	—	27.9	—	145.6
TOTAL LIABILITIES	—	8,250.5	31.2	614.6	(4,821.8)	4,074.5
Equity:
Total stockholders’ equity (deficit)	28.6	(3,122.3)	1,775.9	135.4	1,211.0	28.6
Noncontrolling interests	—	—	—	342.2	—	342.2
TOTAL EQUITY	28.6	(3,122.3)	1,775.9	477.6	1,211.0	370.8
TOTAL LIABILITIES AND EQUITY	$28.6	$5,128.2	$1,807.1	$1,092.2	$(3,610.8)	$4,445.3

Condensed Consolidated Balance Sheets
December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14.5	$7.2	$16.3	$—	$38.0
Accounts receivable, net	—	432.4	33.2	65.4	(13.2)	517.8
Inventory	—	1,231.5	55.1	108.3	(9.9)	1,385.0
Other current assets	—	124.7	0.2	5.4	—	130.3
Total current assets	—	1,803.1	95.7	195.4	(23.1)	2,071.1
Property, plant and equipment	—	6,004.0	181.5	646.3	—	6,831.8
Accumulated depreciation	—	(4,620.8)	(94.8)	(130.0)	—	(4,845.6)
Property, plant and equipment, net	—	1,383.2	86.7	516.3	—	1,986.2
Investment in subsidiaries	(3,127.4)	1,844.9	—	67.5	1,215.0	—
Inter-company accounts	3,082.8	—	1,523.1	—	(4,605.9)	—
Other non-current assets	—	66.3	33.0	318.2	—	417.5
TOTAL ASSETS	$(44.6)	$5,097.5	$1,738.5	$1,097.4	$(3,414.0)	$4,474.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$623.3	$17.9	$50.9	$(1.7)	$690.4
Accrued liabilities	—	228.2	7.8	34.5	—	270.5
Current portion of pension and other postretirement benefit obligations	—	39.7	—	0.4	—	40.1
Total current liabilities	—	891.2	25.7	85.8	(1.7)	1,001.0
Non-current liabilities:
Long-term debt	—	2,110.1	—	—	—	2,110.1
Pension and other postretirement benefit obligations	—	890.8	—	3.4	—	894.2
Inter-company accounts	—	4,199.6	—	489.1	(4,688.7)	—
Other non-current liabilities	—	133.2	1.0	34.7	—	168.9
TOTAL LIABILITIES	—	8,224.9	26.7	613.0	(4,690.4)	4,174.2
Equity:
Total stockholders’ equity (deficit)	(44.6)	(3,127.4)	1,711.8	139.2	1,276.4	(44.6)
Noncontrolling interests	—	—	—	345.2	—	345.2
TOTAL EQUITY	(44.6)	(3,127.4)	1,711.8	484.4	1,276.4	300.6
TOTAL LIABILITIES AND EQUITY	$(44.6)	$5,097.5	$1,738.5	$1,097.4	$(3,414.0)	$4,474.8

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.5)	$123.0	$31.1	$38.1	$(3.3)	$187.4
Cash flows from investing activities:
Capital investments	—	(51.8)	(2.1)	(10.1)	—	(64.0)
Other investing items, net	—	(1.0)	—	1.3	—	0.3
Net cash flows from investing activities	—	(52.8)	(2.1)	(8.8)	—	(63.7)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(80.0)	—	—	—	(80.0)
Inter-company activity	2.4	22.3	(31.1)	3.1	3.3	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(34.8)	—	(34.8)
Other financing items, net	(0.9)	—	—	—	—	(0.9)
Net cash flows from financing activities	1.5	(57.7)	(31.1)	(31.7)	3.3	(115.7)
Net increase (decrease) in cash and cash equivalents	—	12.5	(2.1)	(2.4)	—	8.0
Cash and equivalents, beginning of period	—	14.5	7.2	16.3	—	38.0
Cash and equivalents, end of period	$—	$27.0	$5.1	$13.9	$—	$46.0

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.8)	$141.1	$19.7	$43.4	$0.8	$203.2
Cash flows from investing activities:
Capital investments	—	(47.9)	(3.2)	(1.0)	—	(52.1)
Other investing items, net	—	3.0	—	(0.1)	—	2.9
Net cash flows from investing activities	—	(44.9)	(3.2)	(1.1)	—	(49.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	—	400.0
Redemption of long-term debt	—	(538.2)	—	—	—	(538.2)
Debt issuance costs	—	(8.3)	—	—	—	(8.3)
Inter-company activity	4.2	14.1	(16.1)	(1.4)	(0.8)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(41.9)	—	(41.9)
Other financing items, net	(2.4)	(0.1)	—	—	—	(2.5)
Net cash flows from financing activities	1.8	(132.5)	(16.1)	(43.3)	(0.8)	(190.9)
Net increase (decrease) in cash and cash equivalents	—	(36.3)	0.4	(1.0)	—	(36.9)
Cash and equivalents, beginning of period	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of period	$—	$111.6	$4.8	$19.9	$—	$136.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We are a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, including electrical power, and distributors and converters markets. Our downstream businesses also provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies.

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

Overview

Our second quarter 2018 operating performance benefited from higher volume, a favorable steel pricing environment and solid demand across most end markets. These benefits were partially offset by certain operational events that occurred during the quarter and higher costs for transportation, raw materials and supplies, primarily graphite electrodes. As a result, our second quarter of 2018 net income attributable to AK Holding was $56.6, or $0.18 per diluted share of common stock, compared to net income of $77.2, or $0.24 per diluted share, in the second quarter of 2017.

Net sales for the second quarter of 2018 increased 12% to $1,746.6, compared to net sales of $1,557.2 in the second quarter of 2017. Average selling price per flat-rolled ton increased 6% to $1,101 from $1,040 in the same quarter a year ago, primarily as a result of higher average selling prices on both contract and spot market sales and higher surcharges on specialty steel products. Flat-rolled steel shipments of 1,439,800 tons for the second quarter of 2018 were up slightly from the same quarter a year ago, due to higher shipments to the distributors and converters market, partially offset by lower shipments to the automotive and infrastructure and manufacturing markets. Revenues for 2018 also included net sales for Precision Partners, which we acquired in August 2017.

Second quarter 2018 adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) was $148.4, or 8.5% of net sales, compared to adjusted EBITDA of $167.1, or 10.7% of net sales, for the second quarter of 2017. The more favorable pricing environment compared to a year ago and the inclusion of Precision Partners in the recent second quarter was more than offset by $8.1 of lower pension and OPEB income, higher transportation, raw material and supplies costs, and $11.5 of costs associated with operational events during the quarter, including a fire at one of our temper mills and a power outage at Butler Works caused by a lightning strike. Included in adjusted EBITDA for the second quarters of 2018 and 2017 were mark-to-market gains (losses) of $2.1 and $(8.4) from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. The second quarter of 2017 included a benefit of $10.1 related to refundable state incentive credits for the 2015 and 2016 years that became realizable in that period.

We substantially enhanced liquidity which increased by approximately $100.0 million during the second quarter of 2018 to total liquidity of $952.1, consisting of cash and cash equivalents and $908.5 of availability under our Credit Facility. As a result of solid operating cash generation during the quarter, we reduced outstanding borrowings under the credit facility by $70.0 to $370.0 at June 30, 2018.

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

Steel Shipments

Total shipments of flat-rolled steel were 1,439,800 tons and 1,434,300 tons for the three months ended June 30, 2018 and 2017. Total shipments of flat-rolled steel were 2,870,700 tons and 2,890,500 tons for the six months ended June 30, 2018 and 2017. The slight increase in flat-rolled steel shipments during the three months ended June 30, 2018, was primarily a result of higher shipments to the distributors and converters market from the same period in 2017, offset by lower shipments to the automotive and the infrastructure and manufacturing markets compared to the prior year. For the six months ended June 30, 2018, total shipments declined as a result of a moderate decrease in automotive demand, partially offset by higher shipments to the distributors and converters market. Shipments of flat-rolled steel by product category for the six months ended June 30, 2018 and 2017, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category
Six Months Ended June 30,
Net Sales

Net sales for the three months ended June 30, 2018 of $1,746.6 were 12% higher than net sales of $1,557.2 for the three months ended June 30, 2017. Net sales for the six months ended June 30, 2018 of $3,405.5 were 10% higher than net sales of $3,090.6 for the six months ended June 30, 2017. The increase was driven by the acquisition of Precision Partners and higher steel pricing, which includes the effect of annual contract renewals and higher surcharges related to increases in raw material and supplies costs. The average flat-rolled selling price increased 6% to $1,101 in the second quarter of 2018 from $1,040 in the second quarter of 2017, primarily from realizing higher prices on both contract and spot market sales and higher surcharges on specialty steel. The average selling price for the six months ended June 30, 2018 of $1,073 per ton was 5% higher than our average selling price of $1,022 per ton for the six months ended June 30, 2017, driven principally by the same key factors that affected the second quarter.

The following table presents the percentage of net sales to each of our markets:

	Six Months Ended June 30,
Market	2018	2017
Automotive	65%	66%
Infrastructure and Manufacturing	15%	15%
Distributors and Converters	20%	19%

Cost of Products Sold

Cost of products sold was $1,512.7 for the three months ended June 30, 2018, an increase from $1,320.0 for the three months ended June 30, 2017, primarily driven by higher costs for transportation, raw materials and supplies, especially scrap, iron ore, graphite electrodes and coke, costs of certain operational events and the addition of Precision Partners. Cost of products sold was $2,976.4 for the six months ended June 30, 2018, an increase from $2,596.9 for the six months ended June 30, 2017, primarily driven by the same factors as the second quarter.

Cost of products sold as a percentage of sales increased to 86.6% and 87.4% for the three and six months ended June 30, 2018 from 84.8% and 84.0% for the corresponding periods in 2017. The higher cost ratio was due principally to unplanned outage costs in the first half of 2018 totaling $38.5 and higher raw material and supplies costs. Planned maintenance outage costs were $17.9 and $22.0 in the three and six months ended June 30, 2018, compared to $22.4 and $29.7 in 2017. The three and six months ended June 30, 2017 included a benefit of $10.1 related to refundable state incentive credits for the 2015 and 2016 years that became realizable during the second quarter of 2017. We recorded mark-to-market gains (losses) of $2.1 and $(5.6) for the three and six months ended June 30, 2018, from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. For the same periods in 2017, we recorded mark-to-market gains (losses) of $(8.4) and $7.9.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2018 were $79.5 and $156.2 compared to $65.6 and $137.3 for the corresponding periods in 2017. The increases were primarily related to higher variable compensation expense and the addition of Precision Partners’ expenses in 2018.

Depreciation

Depreciation expense for the three and six months ended June 30, 2018 was $54.9 and $109.8, compared to $55.1 and $110.2 for the three and six months ended June 30, 2017. Depreciation expense for the acquired Precision Partners property, plant and equipment was offset by lower depreciation expense as a result of the fourth quarter 2017 impairment of the Ashland Works Hot End long-lived assets.

Operating Profit

Operating profit was $99.5 and $163.1 for the three and six months ended June 30, 2018, compared to $116.5 and $246.2 for the three and six months ended June 30, 2017. Included in operating profit was $15.8 and $32.0 related to SunCoke Middletown for the three and six months ended June 30, 2018, compared to $15.3 and $31.5 for the same periods in 2017.

Interest Expense

Interest expense for the three and six months ended June 30, 2018 was $37.9 and $75.5, compared to $38.2 and $77.6 in the same periods a year ago. The decreases from 2017 were primarily related to the capital markets transactions in 2017 to refinance debt with lower interest rates and a reduction in the amount of outstanding senior notes, partly offset by higher borrowings under the Credit Facility.

Pension and Other Postretirement Employee Benefit (“OPEB”) (Income) Expense

Pension and OPEB income was $10.0 and $20.0 for the three and six months ended June 30, 2018, compared to $18.1 and $36.2 for the corresponding periods in 2017. The decreases in income were primarily due to lower amortization of prior service credits, offset in part by lower interest costs.

Other (Income) Expense

Other (income) expense was $(0.2) and $(4.1) for the three and six months ended June 30, 2018, compared to $3.6 and $11.4 for the same periods ended June 30, 2017. In the three and six months ended June 30, 2017, we incurred $9.7 and $13.1 of debt retirement costs.

Income Tax Expense (Benefit)

Income taxes recorded for the periods ended June 30, 2018 and 2017 were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. During the first six months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

Net Income Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported net income attributable to AK Holding of $56.6, or $0.18 per diluted share, for the three months ended June 30, 2018, compared to net income attributable to AK Holding of $77.2, or $0.24 per diluted share, for the three months ended June 30, 2017. We reported net income attributable to AK Holding of $85.3, or $0.27 per diluted share, for the six months ended June 30, 2018, compared to net income attributable to AK Holding of $161.6, or $0.50 per diluted share, for the six months ended June 30, 2017.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $148.4, or 8.5% of net sales, for the three months ended June 30, 2018, was lower than adjusted EBITDA of $167.1, or 10.7% of net sales, for the three months ended June 30, 2017. Adjusted EBITDA of $267.1, or 7.8% of net sales, for the six months ended June 30, 2018, was lower than adjusted EBITDA of $345.3, or 11.2% of net sales, for the six months ended June 30, 2017.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to AK Holding	$56.6	$77.2	$85.3	$161.6
Net income attributable to noncontrolling interests	15.7	15.2	31.8	31.4
Income tax expense (benefit)	(0.5)	0.4	(5.4)	0.4
Interest expense	37.9	38.2	75.5	77.6
Interest income	(0.2)	(0.4)	(0.4)	(0.8)
Depreciation	54.9	55.1	109.8	110.2
Amortization	3.7	1.0	10.1	4.8
EBITDA	168.1	186.7	306.7	385.2
Less: EBITDA of noncontrolling interests (a)	19.7	19.6	39.6	39.9
Adjusted EBITDA	$148.4	$167.1	$267.1	$345.3
Adjusted EBITDA margin	8.5%	10.7%	7.8%	11.2%

(a)	The reconciliation of net income attributable to noncontrolling interests to EBITDA of noncontrolling interests is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to noncontrolling interests	$15.7	$15.2	$31.8	$31.4
Depreciation	4.0	4.4	7.8	8.5
EBITDA of noncontrolling interests	$19.7	$19.6	$39.6	$39.9

Liquidity and Capital Resources

At June 30, 2018, we had total liquidity of $952.1, consisting of $43.6 of cash and cash equivalents and $908.5 of availability under the Credit Facility. Our eligible collateral was in excess of $1,350.0 at June 30, 2018, after application of advance rates. At June 30, 2018, we had $370.0 of outstanding borrowings under the Credit Facility, and $71.5 of outstanding letters of credit that reduced availability. During the second quarter, we reduced outstanding Credit Facility borrowings by $70.0. During the six months ended June 30, 2018, our borrowings from the Credit Facility ranged from $340.0 to $570.0, with outstanding borrowings averaging $470.0 per day. We may use the Credit Facility from time to time to fund requirements for working capital, capital investments, other investments and general corporate purposes. Consolidated cash and cash equivalents of $46.0 at June 30, 2018, included $2.4 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations in the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we can access our Credit Facility, which had $908.5 of availability as of June 30, 2018. In addition, as part of our strategy to grow downstream, we acquired Precision Partners in 2017 and expect to continue to evaluate potential acquisitions. In connection with acquisitions, we may utilize available cash flow, credit facility borrowings or access the capital markets as a source of liquidity. We have no scheduled debt maturities until November 2019, when $150.0 of Exchangeable Notes are due. In addition, our Credit Facility does not expire until September 2022, when we will need to repay or refinance any outstanding balance.

Cash generated by operating activities was $187.4 for the six months ended June 30, 2018. This total included cash generated by SunCoke Middletown of $37.5, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash generated from normal business activities, a reduction in inventory, and an increase in accounts payable, offset by an increase in accounts receivable.

Investing and Financing Activities

During the six months ended June 30, 2018, net cash used for investing activities totaled $63.7, primarily due to capital investments. We anticipate 2018 capital investments of approximately $160.0. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility.

During the six months ended June 30, 2018, net cash used by financing activities was $115.7, which included net payments under the Credit Facility of $80.0 and distributions from SunCoke Middletown to its noncontrolling interest owners of $34.8.

Restrictions Under Debt Agreements

The Credit Facility and indentures governing our senior indebtedness and tax-exempt fixed-rate Industrial Revenue Bonds (collectively, the “Notes”) contain restrictions and covenants that may limit our operating flexibility.

The indentures governing the Notes (other than the Exchangeable Notes) include customary restrictions on (a) the incurrence of additional debt by certain of our subsidiaries, (b) the incurrence of certain liens, (c) sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. They also contain customary events of default. In addition, the indenture governing the 7.50% Senior Secured Notes due 2023 includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or our issuance or repurchase of securities.

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

Employee Benefit Obligations

We are required to contribute $49.9 to the master pension trust during 2018, of which $15.2 was contributed in the first six months of 2018, and another $9.2 was contributed in July 2018. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $35.0 in 2019 and $10.0 in 2020. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations, and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Acquisition of Precision Partners

On August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Precision Partners is headquartered in Ontario, Canada, and operates eight plants in Ontario, Alabama and Kentucky. Precision Partners specializes in manufacturing lightweight, complex components and assemblies, and it offers a broad portfolio of highly engineered solutions. With our acquisition of Precision Partners, we have added a well-respected Tier 1 and Tier 2 supplier to our core automotive market whose business has commanded higher margins with less capital intensity. Among other benefits, we believe this strategic acquisition will:

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

We expect that our addition of Precision Partners will accelerate adoption of our innovative steel products by automotive manufacturers. Our research and technical experts, along with AK Tube and Precision Partners’ engineers, have already begun numerous collaborative projects aimed at achieving this goal, as Precision Partners’ expertise in tool design and stamping capabilities has allowed us to deliver to customers fully formed prototypes of automotive components utilizing our innovative steel products. As such, we can now develop prototype automotive parts to showcase actual component solutions, in addition to computer models and flat-rolled steel samples previously used. By using our highly formable, high-strength grades of steel in place of traditional lower-strength grades, we can demonstrate to customers that they can significantly lighten automotive parts on an accelerated timeline and in a cost-effective manner.

Research, Innovation and Operations

Innovation is a core strategy for us and our vision is to create innovative steel solutions that surpass our customers’ needs today and for the future. In the second quarter of 2018, we introduced the TRAN-COR® X high-permeability grain oriented electrical steel (“GOES”) family of products. TRAN-COR X products are advanced grades of GOES for use by power transformer manufacturers for high- and ultra high-voltage power transformers. The new TRAN-COR X electrical steel represents an important step improvement beyond existing products, allowing power transformers to achieve higher levels of efficiency while reducing greenhouse gas emissions due to energy loss in electricity transmission and distribution.

We continue to receive noteworthy awards that reflect our core values of safety, quality, productivity and innovation in 2018. In April, AK Steel was named a “GM Supplier of the Year” for 2017 for superior performance in quality, execution, innovation, and total enterprise cost. In May, both the American Iron and Steel Institute and the Auto/Steel Partnership recognized AK Steel Research and Innovation employees for distinguished research in steel forming behavior and pre-competitive steel solutions in future vehicle designs. Also in May, the American Coke and Coal Chemicals Institute, a leading industry trade organization, granted our Middletown Works and Mountain State Carbon coke plants the Max Eward Safety Award for 2017 for operating the safest cokemaking facilities in America. In July, the Ohio Bureau of Workers’ Compensation, Division of Safety and Hygiene recognized our Zanesville Works and Coshocton Works for outstanding safety performance.

Trade Cases

Section 232 Investigation of Imported Foreign Steel

On April 19, 2017, the Commerce Department initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. pose a threat to U.S. national security. On March 8, 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25 percent tariff on imported steel. The U.S. government has also announced various negotiations for exemptions from the Section 232 steel tariff for certain countries, including Argentina, Australia, Brazil and South Korea, among others. Some of these countries, such as South Korea, have agreed to a quota system that limits their annual imports of steel into the U.S., while the details of agreements with some of the countries have not been publicly disclosed. In addition, although steel products from the European Union, Canada and Mexico were initially exempted from the tariff, on June 1, 2018, those exemptions expired and the Section 232 tariff was applied to steel imports from these countries. In retaliation against the Section 232 tariffs, the European Union, Mexico and Canada subsequently imposed their own tariffs against certain steel products and other goods imported from the U.S. The Mexican retaliatory tariffs went into effect on June 5, 2018, the European Union’s tariffs began to apply on June 22, 2018, and Canadian tariffs became effective on July 1, 2018. We ship steel products into Canada, Mexico and the European Union and therefore anticipate that we may be forced to pay tariffs on certain shipments to those countries. Our understanding is that the U.S. government has been and will continue to negotiate with the European Union, Mexico and Canada for a resolution to the trade issues between the U.S. and these countries. We do not know how long or if these trade issues will be resolved and whether the terms of any such resolutions will be beneficial to our business. In addition to the ongoing country-by-country negotiations in which the U.S. government is engaged, the Commerce Department has also implemented a system for petitioning the U.S. government to exempt specific products (for instance, a certain grade of steel) from the tariff and a process for challenging these exemption requests.

The Section 232 steel tariff currently only applies to certain steel products, including flat-rolled carbon, stainless and electrical steel products, but it does not apply to certain downstream goods that may contain these steels. As a result, some third parties may import more downstream goods that contain steel not subject to the tariff, rather than purchase our flat-

rolled steel. The effects of the limited scope of the steel tariff are particularly salient to our electrical steel business. Imports of downstream electrical goods not currently covered by the tariff include electrical transformer cores and core assemblies, regulators and electrical transformers, and even laminations, which are simply cut pieces of electrical steel. To avoid the Section 232 steel tariff, producers may increase their imports of foreign-made downstream electrical goods or may move their domestic production outside the United States, either of which would adversely affect our electrical steel business. We are proactively working to mitigate or eliminate this potential avenue for avoiding and circumventing the steel tariff, including by communicating our concerns to the U.S. government and requesting appropriate action to address this issue. We believe the United States’ electrical infrastructure is critical to national security and that additional actions are necessary and should be undertaken to preserve its short- and long-term integrity.

Members of the U.S. Congress have introduced legislation to restrict the President’s power to implement tariffs on national security grounds. Some of the proposed legislation has included provisions that would declare some or all of the current Section 232 proclamations illegal. If such legislation is passed by both the House of Representatives and Senate, President Trump would have the ability to veto it, which would then require a two-thirds majority vote in each of the branches of Congress to override the Presidential veto.

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

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors. Such factors that could cause our actual results and financial condition to differ materially from the results contemplated by such forward-looking statements include reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; domestic and global steel overcapacity; risks related to U.S. government actions on Section 232 and 301, NAFTA and/or other trade agreements, treaties or policies; changes in the cost of raw materials, supplies and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; our significant proportion of sales to the automotive market; reduced demand in key product markets due to competition from aluminum or other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials or supplies; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emissions; conditions in the financial, credit, capital and banking markets; our use of derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats, cybercrime and exposure of private information; our failure to achieve expected benefits of the Precision Partners acquisition and/or to integrate Precision Partners successfully; and changes in tax laws and regulations; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

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

Item 1A. Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the principal risk factors that could impact our results in our 2017 Form 10-K and supplemented them in our first quarter 2018 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2018	—	$—	—
May 2018	4,352	4.47	—
June 2018	352	4.65	—
Total	4,704	4.48	—	$125.6

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	July 30, 2018	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	July 30, 2018	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer