Form 10-Q
period 2018-09-30
AK STEEL HOLDING CORP
filed 2018-10-26
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

There were 315,541,965 shares of common stock outstanding as of October 24, 2018.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017
		As Adjusted		As Adjusted
Net sales	$1,735.6	$1,494.3	$5,141.1	$4,584.9

Cost of products sold (exclusive of item shown separately below)	1,486.2	1,301.8	4,462.6	3,898.7
Selling and administrative expenses	79.6	68.2	235.8	205.5
Depreciation	55.0	58.0	164.8	168.2
Total operating costs	1,620.8	1,428.0	4,863.2	4,272.4
Operating profit	114.8	66.3	277.9	312.5
Interest expense	37.8	37.5	113.3	115.1
Pension and OPEB (income) expense	(10.0)	(18.1)	(30.0)	(54.3)
Other (income) expense	0.7	7.8	(3.4)	19.2
Income before income taxes	86.3	39.1	198.0	232.5
Income tax expense (benefit)	1.4	(0.3)	(4.0)	0.1
Net income	84.9	39.4	202.0	232.4
Less: Net income attributable to noncontrolling interests	17.7	17.1	49.5	48.5
Net income attributable to AK Steel Holding Corporation	$67.2	$22.3	$152.5	$183.9
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.21	$0.07	$0.48	$0.58
Diluted	$0.21	$0.07	$0.48	$0.57

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017
		As Adjusted		As Adjusted
Net income	$84.9	$39.4	$202.0	$232.4
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(0.3)	1.4	(1.4)	4.0
Cash flow hedges:
Gains (losses) arising in period	(2.3)	7.3	(7.8)	(8.9)
Reclassification of losses (gains) to net income	0.5	(0.2)	(12.6)	(2.1)
Pension and OPEB plans:
Reclassification of prior service cost (credits) to net income	(2.4)	(13.6)	(7.3)	(40.6)
Reclassification of losses (gains) to net income	3.6	1.6	10.8	4.9
Other comprehensive income (loss), before tax	(0.9)	(3.5)	(18.3)	(42.7)
Income tax benefit related to items of comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(0.9)	(3.5)	(18.3)	(42.7)
Comprehensive income	84.0	35.9	183.7	189.7
Less: Comprehensive income attributable to noncontrolling interests	17.7	17.1	49.5	48.5
Comprehensive income attributable to AK Steel Holding Corporation	$66.3	$18.8	$134.2	$141.2

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	September 30, 2018	December 31, 2017
		As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$47.3	$38.0
Accounts receivable, net	700.7	517.8
Inventory	1,345.5	1,385.0
Other current assets	78.9	130.3
Total current assets	2,172.4	2,071.1
Property, plant and equipment	6,916.1	6,831.8
Accumulated depreciation	(5,007.0)	(4,845.6)
Property, plant and equipment, net	1,909.1	1,986.2
Other non-current assets	406.4	417.5
TOTAL ASSETS	$4,487.9	$4,474.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$773.6	$690.4
Accrued liabilities	257.3	270.5
Current portion of pension and other postretirement benefit obligations	38.8	40.1
Total current liabilities	1,069.7	1,001.0
Non-current liabilities:
Long-term debt	2,034.9	2,110.1
Pension and other postretirement benefit obligations	797.5	894.2
Other non-current liabilities	148.0	168.9
TOTAL LIABILITIES	4,050.1	4,174.2
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 316,569,578 and 315,782,764 shares in 2018 and 2017; outstanding 315,510,490 and 314,884,569 shares in 2018 and 2017	3.2	3.2
Additional paid-in capital	2,893.3	2,884.8
Treasury stock, common shares at cost, 1,059,088 and 898,195 shares in 2018 and 2017	(6.4)	(5.4)
Accumulated deficit	(2,725.3)	(2,877.0)
Accumulated other comprehensive loss	(67.7)	(50.2)
Total stockholders’ equity (deficit)	97.1	(44.6)
Noncontrolling interests	340.7	345.2
TOTAL EQUITY	437.8	300.6
TOTAL LIABILITIES AND EQUITY	$4,487.9	$4,474.8

The condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	September 30, 2018	December 31, 2017
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$5.2	$0.1
Inventory	22.0	18.4
Property, plant and equipment	426.4	425.9
Accumulated depreciation	(100.0)	(88.6)
Accounts payable	14.9	11.3
Other assets (liabilities), net	0.6	(1.0)
Noncontrolling interests	339.3	343.5

Other variable interest entities
Cash and cash equivalents	$0.4	$0.7
Property, plant and equipment	11.7	11.7
Accumulated depreciation	(9.8)	(9.6)
Other assets (liabilities), net	0.6	0.8
Noncontrolling interests	1.4	1.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended September 30,
(unaudited)	2018	2017
		As Adjusted
Cash flows from operating activities:
Net income	$202.0	$232.4
Depreciation	153.3	155.8
Depreciation—SunCoke Middletown	11.5	12.4
Amortization	24.5	17.9
Deferred income taxes	(6.3)	4.9
Pension and OPEB expense (income)	(24.2)	(48.6)
Contributions to pension trust	(40.7)	(38.1)
Other postretirement benefit payments	(28.5)	(30.0)
Changes in working capital	(11.1)	(156.2)
Other operating items, net	(30.6)	3.5
Net cash flows from operating activities	249.9	154.0
Cash flows from investing activities:
Capital investments	(101.1)	(88.7)
Investment in acquired business, net of cash acquired	—	(360.9)
Other investing items, net	0.2	4.2
Net cash flows from investing activities	(100.9)	(445.4)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	(85.0)	415.0
Proceeds from issuance of long-term debt	—	680.0
Redemption of long-term debt	—	(821.8)
Debt issuance costs	—	(25.0)
SunCoke Middletown distributions to noncontrolling interest owners	(54.0)	(58.2)
Other financing items, net	(0.7)	(2.5)
Net cash flows from financing activities	(139.7)	187.5
Net increase (decrease) in cash and cash equivalents	9.3	(103.9)
Cash and cash equivalents, beginning of period	38.0	173.2
Cash and cash equivalents, end of period	$47.3	$69.3

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017
		As Adjusted		As Adjusted
Common stock
Balance at beginning of period	$3.2	$3.2	$3.2	$3.1
Share-based compensation	—	—	—	0.1
Balance at end of period	3.2	3.2	3.2	3.2
Additional paid-in capital
Balance at beginning of period	2,891.1	2,882.6	2,884.8	2,855.4
Share-based compensation	1.5	1.1	7.8	6.5
Stock options exercised	0.7	—	0.7	0.5
Exchangeable notes exchange feature	—	—	—	21.3
Balance at end of period	2,893.3	2,883.7	2,893.3	2,883.7
Treasury stock
Balance at beginning of period	(6.4)	(5.4)	(5.4)	(2.4)
Purchase of treasury stock	—	—	(1.0)	(3.0)
Balance at end of period	(6.4)	(5.4)	(6.4)	(5.4)
Accumulated deficit
Balance at beginning of period	(2,792.5)	(2,818.9)	(2,877.0)	(2,980.5)
Cumulative effect of adopting new hedging standard	—	—	(0.8)	—
Net income	67.2	22.3	152.5	183.9
Balance at end of period	(2,725.3)	(2,796.6)	(2,725.3)	(2,796.6)
Accumulated other comprehensive loss
Balance at beginning of period	(66.8)	(127.9)	(50.2)	(88.7)
Cumulative effect of adopting new hedging standard	—	—	0.8	—
Change in accumulated other comprehensive loss	(0.9)	(3.5)	(18.3)	(42.7)
Balance at end of period	(67.7)	(131.4)	(67.7)	(131.4)
Noncontrolling interests
Balance at beginning of period	342.2	352.4	345.2	362.9
Net income	17.7	17.1	49.5	48.5
Net distributions to noncontrolling interests	(19.2)	(16.3)	(54.0)	(58.2)
Balance at end of period	340.7	353.2	340.7	353.2
Total equity	$437.8	$306.7	$437.8	$306.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation—These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2018 and December 31, 2017, our results of operations for the three and nine months ended September 30, 2018 and 2017, and our cash flows for the nine months ended September 30, 2018 and 2017. Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results we expect for the full year ending December 31, 2018. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue is measured as the consideration we expect to receive in exchange for transferring product. We reduce the revenue recognized for estimated returns and other customer credits, such as discounts and volume rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets we serve. We maintain an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due. We initially estimate the allowance required at the time of revenue recognition based on historical experience and make changes to the allowance based on various factors, including changes in the customer’s financial condition or payment patterns. Sales taxes collected from customers are excluded from revenues.

Inventory—Inventories are valued at the lower of cost or net realizable value. We measure the cost of inventories using the average cost method. See Note 3 for information on the change to the average cost method effective January 1, 2018.

Pension and Other Postretirement Benefits—On January 1, 2018, we adopted Accounting Standards Update No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this standard, the service cost component of periodic pension and other postretirement benefit expense is included in cost of products sold and selling and administrative expenses, consistent with our treatment of other employee compensation costs. The remainder of periodic pension and other postretirement benefit income of $10.0 and $18.1 for the three months ended September 30, 2018 and 2017 and $30.0 and $54.3 for the nine months ended September 30, 2018 and 2017, is recorded in a separate line in the condensed consolidated statements of operations below operating profit. We have retrospectively applied the change in accounting principle to all periods presented. The adoption of this standard update had no other effect on our consolidated financial statements.

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

NOTE 3 – Supplementary Financial Statement Information

Revenue

Net sales by market are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Automotive	$1,036.7	$948.8	$3,264.5	$2,986.0
Infrastructure and Manufacturing	277.1	239.3	782.2	717.9
Distributors and Converters	421.8	306.2	1,094.4	881.0
Total	$1,735.6	$1,494.3	$5,141.1	$4,584.9

Net sales by product line are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Carbon steel	$1,132.6	$995.7	$3,303.6	$3,073.0
Stainless and electrical steel	454.3	401.2	1,363.5	1,279.2
Tubular products, components and other	148.7	97.4	474.0	232.7
Total	$1,735.6	$1,494.3	$5,141.1	$4,584.9

We sell domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States were $149.6 and $490.3 for the three and nine months ended September 30, 2018, compared to $159.4 and $472.2 for the corresponding periods in 2017.

Inventory

Inventories as of September 30, 2018 and December 31, 2017, are presented below:

	September 30, 2018	December 31, 2017
Finished and semi-finished	$1,014.4	$996.8
Raw materials	331.1	388.2
Inventory	$1,345.5	$1,385.0

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

The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in our condensed consolidated balance sheet as of December 31, 2017 and our condensed consolidated statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2017 were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Condensed consolidated statement of operations for the three months ended September 30, 2017:
Cost of products sold (a)	$1,348.4	$(46.6)	$1,301.8
Income tax expense (benefit)	(18.8)	18.5	(0.3)
Net income	11.3	28.1	39.4
Net income attributable to AK Steel Holding Corporation	(5.8)	28.1	22.3
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$(0.02)	$0.09	$0.07
Diluted	(0.02)	0.09	0.07

Condensed consolidated statement of operations for the nine months ended September 30, 2017:
Cost of products sold (a)	$4,005.7	$(107.0)	$3,898.7
Income tax expense (benefit)	(40.9)	41.0	0.1
Net income	166.4	66.0	232.4
Net income attributable to AK Steel Holding Corporation	117.9	66.0	183.9
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.37	$0.21	$0.58
Diluted	0.37	0.20	0.57

Condensed consolidated statement of comprehensive income for the three months ended September 30, 2017:
Cash flow hedges—Reclassification of losses (gains) to net income	$(1.9)	$1.7	$(0.2)
Comprehensive income	6.1	29.8	35.9
Comprehensive income attributable to AK Steel Holding Corporation	(11.0)	29.8	18.8

Condensed consolidated statement of comprehensive income for the nine months ended September 30, 2017:
Cash flow hedges—Reclassification of losses (gains) to net income	$(7.2)	$5.1	$(2.1)
Comprehensive income	118.6	71.1	189.7
Comprehensive income attributable to AK Steel Holding Corporation	70.1	71.1	141.2

Condensed consolidated balance sheet as of December 31, 2017:
Inventory	$1,147.8	$237.2	$1,385.0
Other non-current assets	476.0	(58.5)	417.5
Other non-current liabilities	161.6	7.3	168.9
Accumulated deficit	(3,058.6)	181.6	(2,877.0)
Accumulated other comprehensive loss	(40.0)	(10.2)	(50.2)

	As Originally Reported	Effect of Change	As Adjusted

Condensed consolidated statement of cash flows for the nine months ended September 30, 2017:
Net income	$166.4	$66.0	$232.4
Deferred income taxes	(36.1)	41.0	4.9
Changes in working capital	(44.1)	(112.1)	(156.2)
Other operating items, net	(1.6)	5.1	3.5

(a)	Cost of products sold as originally reported reflects the change in presentation of pension and OPEB (income) expense further described in Note 1.

The following table shows the effects of the change in accounting principle from LIFO to average cost as of September 30, 2018 and for the three and nine months ended September 30, 2018:

	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Condensed consolidated statement of operations for the three months ended September 30, 2018:
Cost of products sold	$1,499.7	$1,486.2	$(13.5)
Income tax expense (benefit)	(1.9)	1.4	3.3
Net income	74.7	84.9	10.2
Net income attributable to AK Steel Holding Corporation	57.0	67.2	10.2
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.18	$0.21	$0.03
Diluted	0.18	0.21	0.03

Condensed consolidated statement of operations for the nine months ended September 30, 2018:
Cost of products sold	$4,504.8	$4,462.6	$(42.2)
Income tax expense (benefit)	(13.9)	(4.0)	9.9
Net income	169.7	202.0	32.3
Net income attributable to AK Steel Holding Corporation	120.2	152.5	32.3
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.38	$0.48	$0.10
Diluted	0.38	0.48	0.10

Condensed consolidated statement of comprehensive income for the three months ended September 30, 2018:
Comprehensive income	$73.8	$84.0	$10.2
Comprehensive income attributable to AK Steel Holding Corporation	56.1	66.3	10.2

Condensed consolidated statement of comprehensive income for the nine months ended September 30, 2018:
Comprehensive income	$151.4	$183.7	$32.3
Comprehensive income attributable to AK Steel Holding Corporation	101.9	134.2	32.3

Condensed consolidated balance sheet as of September 30, 2018:
Inventory	$1,067.8	$1,345.5	$277.7
Other non-current assets	480.1	406.4	(73.7)
Other non-current liabilities	146.0	148.0	2.0
Accumulated deficit	(2,939.2)	(2,725.3)	213.9

Condensed consolidated statement of cash flows for the nine months ended September 30, 2018:
Net income	$169.7	$202.0	$32.3
Deferred income taxes	(16.2)	(6.3)	9.9
Changes in working capital	29.4	(11.1)	(40.5)
Other operating items, net	(28.9)	(30.6)	(1.7)

Other Non-Current Assets

The change in goodwill for the nine months ended September 30, 2018, was as follows.

2018
Balance at beginning of period	$253.8
Adjustment to acquisition purchase price	1.2
Balance at end of period	$255.0

Intangible assets at September 30, 2018 and December 31, 2017, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
As of September 30, 2018
Customer relationships	$36.6	$(6.1)	$30.5
Technology	19.3	(3.8)	15.5
Other	1.0	(1.0)	—
Intangible assets	$56.9	$(10.9)	$46.0

As of December 31, 2017
Customer relationships	$36.6	$(2.2)	$34.4
Technology	19.3	(1.4)	17.9
Other	1.0	(0.4)	0.6
Intangible assets	$56.9	$(4.0)	$52.9

Amortization expense related to intangible assets was $2.2 and $6.9 for the three and nine months ended September 30, 2018 and $1.8 and $1.8 for the three and nine months ended September 30, 2017.

Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Summarized financial statement data for all investees is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$88.9	$73.2	$247.2	$222.5
Gross profit	24.5	20.5	69.2	69.6
Net income	6.4	3.4	15.7	18.8

Our share of income of equity investees (included in cost of products sold)	2.5	1.0	5.5	6.6

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”). We incurred on-going costs of $4.7 and $5.1 for the three months ended September 30, 2018 and 2017 and $15.1 and $15.9 for the nine months ended September 30, 2018 and 2017, for maintenance of the equipment, utilities and supplier obligations related to the Ashland Works Hot End.

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

NOTE 4 – Income Taxes

Income taxes recorded for the periods ended September 30, 2018 and 2017, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method.

During the first nine months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets. We have not completed our determination of the accounting implications of the Tax Cuts and Jobs Act of 2017 on our tax balances. However, we have reasonably estimated the provisional effects of the act in these condensed consolidated financial statements.

NOTE 5 – Long-term Debt and Other Financing

Debt balances at September 30, 2018 and December 31, 2017, are presented below:

	September 30, 2018	December 31, 2017
Credit Facility	$365.0	$450.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due October 2021	406.2	406.2
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	280.0	280.0
7.00% Senior Notes due March 2027	400.0	400.0
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt discount and issuance costs	(45.6)	(55.4)
Total long-term debt	$2,034.9	$2,110.1

During the nine months ended September 30, 2018, we were in compliance with all the terms and conditions of our debt agreements. In the three and nine months ended September 30, 2017, we recognized other expense of $8.4 and $21.5 for expenses related to the repurchase of senior unsecured notes.

Credit Facility

We have a $1,350.0 revolving credit facility (the “Credit Facility”), which expires in September 2022. As of September 30, 2018, we had outstanding borrowings of $365.0 under the Credit Facility, a decrease of $85.0 from $450.0 at December 31,

2017. At September 30, 2018, our eligible collateral, after application of applicable advance rates, was in excess of $1,350.0. Availability as of September 30, 2018, was $911.8 after reductions of $73.2 for outstanding letters of credit.

NOTE 6 – Pension and Other Postretirement Benefits

Net periodic benefit (income) expense for pension and other postretirement benefits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pension Benefits
Service cost	$0.9	$0.7	$2.4	$2.1
Interest cost	23.7	27.0	71.2	81.0
Expected return on assets	(38.8)	(37.5)	(116.4)	(112.6)
Amortization of prior service cost	1.0	1.1	2.9	3.4
Amortization of loss	3.9	2.7	11.8	8.1
Net periodic benefit (income) expense	$(9.3)	$(6.0)	$(28.1)	$(18.0)

Other Postretirement Benefits
Service cost	$1.1	$1.2	$3.4	$3.5
Interest cost	3.9	4.4	11.7	13.1
Amortization of prior service cost (credit)	(3.4)	(14.7)	(10.2)	(44.0)
Amortization of (gain) loss	(0.3)	(1.1)	(1.0)	(3.2)
Net periodic benefit (income) expense	$1.3	$(10.2)	$3.9	$(30.6)

We have funded our $49.9 of required contributions to the master pension trust for 2018, which included contributions of $40.7 through September 30, 2018 and the remaining $9.2 contribution in October 2018. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $40.0 in 2019 and $80.0 in 2020. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

In October 2018, we purchased a non-participating annuity contract with an insurance company using pension trust assets and transferred to the insurance company certain pension obligations of approximately $280.0 for approximately 5,400 retirees or their beneficiaries receiving pension payments for amounts at similar levels to their associated obligations. As a result of this transfer, we expect to record a settlement loss of approximately $3.0 in the fourth quarter of 2018 to recognize a portion of the unrealized actuarial loss associated with the transferred obligations. We purchased this annuity contract to further our efforts to de-risk our balance sheet.

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

	September 30, 2018	December 31, 2017
Accrued liabilities	$8.0	$8.5
Other non-current liabilities	30.2	35.4

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

Under authority from the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of our facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently regulated. The results of these investigations are still pending, and we could be directed to spend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, we cannot reliably predict whether or when such spending might be required or its magnitude.

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

As previously reported, on April 27, 2000, MDEQ issued a RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes our Dearborn Works. We are a party to the Corrective Action Order as the successor-in-interest to Dearborn, which was the successor-in-interest to Rouge Steel Company. The Corrective Action Order requires the site-wide investigation, and where appropriate, remediation of the facility. The site investigation and remediation are ongoing. We cannot reliably estimate how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of investigation and remediation costs due to its prior ownership of the steelmaking operations at Dearborn Works. Until the site investigation is complete, we cannot reliably estimate the additional costs we may incur, if any, for any potentially required remediation of the site or when we may incur them.

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

The number of asbestos cases pending at September 30, 2018, is presented below:

Asbestos Cases Pending at
September 30, 2018
Cases with specific dollar claims for damages:
Claims up to $0.2	151
Claims above $0.2 to $5.0	4
Claims above $5.0 to $20.0	3
Total claims with specific dollar claims for damages (a)	158
Cases without a specific dollar claim for damages	172
Total asbestos cases pending	330

(a)	Involve a total of 2,223 plaintiffs and 18,453 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New Claims Filed	13	18	46	46
Pending Claims Disposed Of	10	27	52	51
Total Amount Paid in Settlements	$0.2	$0.3	$0.9	$0.9

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies that purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to settle the claims asserted against us. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourselves in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. On March 3, 2017, the Court granted the defendants’ motion to dismiss the indirect plaintiffs’ amended complaint on the grounds that the plaintiffs lacked antitrust standing. On April 4, 2017, the indirect plaintiffs filed a motion for reconsideration and the defendants filed an opposition to that motion. On July 13, 2017, the Court denied the indirect plaintiffs’ motion for reconsideration. On September 15, 2017 the indirect plaintiffs filed a notice of appeal with the Seventh Circuit Court of Appeals. On September 6, 2018, the Seventh Circuit affirmed the judgment of the District Court. At this point, it is uncertain whether the indirect plaintiffs will file a petition for a writ of certiorari with the United States Supreme Court. Because we have been unable to determine that a potential loss in this case for the indirect plaintiffs is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate a probable or estimable loss for the indirect plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

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

NOTE 8 – Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $9.4 for 2018. Information on share-based compensation expense is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based Compensation Expense	2018	2017	2018	2017
Stock options	$0.2	$0.2	$2.2	$1.9
Restricted stock	0.5	0.3	2.9	2.6
Restricted stock units issued to Directors	0.3	0.2	0.9	0.9
Performance shares	0.4	0.4	1.5	1.2
Equity-based long-term performance plan	0.1	—	0.3	—
Total share-based compensation expense	$1.5	$1.1	$7.8	$6.6

We granted stock options on 842,000 shares during the nine months ended September 30, 2018, with a weighted-average fair value of $3.51 per share of stock option. Options on 189,567 shares were exercised during the nine months ended September 30, 2018.

We granted restricted stock awards of 521,100 shares during the nine months ended September 30, 2018, at a weighted-average fair value of $6.56 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the nine months ended September 30, 2018 was $3.2.

We granted performance share awards of 366,500 shares during the nine months ended September 30, 2018, with a weighted-average fair value of $8.05 per share.

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

NOTE 9 – Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation
Balance at beginning of period	$—	$(1.0)	$1.1	$(3.6)
Other comprehensive income (loss)—foreign currency translation gain (loss)	(0.3)	1.4	(1.4)	4.0
Balance at end of period	$(0.3)	$0.4	$(0.3)	$0.4
Cash flow hedges
Balance at beginning of period	$4.5	$21.8	$22.3	$39.9
Cumulative effect of adopting new hedging standard	—	—	0.8	—
Other comprehensive income (loss):
Gains (losses) arising in period	(2.3)	7.3	(7.8)	(8.9)
Income tax expense (benefit) (b)	—	—	—	—
Gains (losses) arising in period, net of tax	(2.3)	7.3	(7.8)	(8.9)
Reclassification of losses (gains) to net income:
Recorded in cost of products sold	0.5	(0.2)	(12.6)	(2.1)
Income tax (expense) benefit (b)	—	—	—	—
Net amount of reclassification of losses (gains) to net income, net of tax	0.5	(0.2)	(12.6)	(2.1)
Total other comprehensive income (loss), net of tax	(1.8)	7.1	(20.4)	(11.0)
Balance at end of period	$2.7	$28.9	$2.7	$28.9
Pension and OPEB plans
Balance at beginning of period	$(71.3)	$(148.7)	$(73.6)	$(125.0)
Reclassification to net income:
Prior service costs (credits) (a)	(2.4)	(13.6)	(7.3)	(40.6)
Actuarial (gains) losses (a)	3.6	1.6	10.8	4.9
Subtotal	1.2	(12.0)	3.5	(35.7)
Income tax (expense) benefit (b)	—	—	—	—
Amount of reclassification to net income, net of tax	1.2	(12.0)	3.5	(35.7)
Total other comprehensive income (loss), net of tax	1.2	(12.0)	3.5	(35.7)
Balance at end of period	$(70.1)	$(160.7)	$(70.1)	$(160.7)

(a)	Included in pension and OPEB (income) expense

(b)	Included in income tax expense (benefit)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to AK Steel Holding Corporation	$67.2	$22.3	$152.5	$183.9
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings	$67.2	$22.3	$152.5	$183.9

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings to common stockholders	67.1	22.3	152.3	183.7
Common stockholders earnings—basic and diluted	$67.1	$22.3	$152.3	$183.7

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	314.9	314.3	314.8	314.2
Effect of exchangeable debt	—	1.6	—	5.9
Effect of dilutive stock-based compensation	1.1	0.8	1.0	1.0
Common shares outstanding for diluted earnings per share	316.0	316.7	315.8	321.1

Basic earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	0.21	0.07	0.48	0.58
Basic earnings per share	$0.21	$0.07	$0.48	$0.58

Diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings	0.21	0.07	0.48	0.57
Diluted earnings per share	$0.21	$0.07	$0.48	$0.57

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.5	1.5	2.3	1.1

NOTE 11 – Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a consolidated variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $17.8 and $17.1 for the three months ended September 30, 2018 and 2017, and $49.8 and $48.6 for the nine months ended September 30, 2018 and 2017, that was included in our consolidated income before income taxes.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of September 30, 2018, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and a spread over benchmark rates of less than 3% was used for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal, recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$47.3	$—	$47.3	$38.0	$—	$38.0
Other current assets:
Foreign exchange contracts	—	0.4	0.4	—	0.2	0.2
Commodity hedge contracts	—	14.7	14.7	—	35.2	35.2
Other non-current assets:
Foreign exchange contracts	—	1.0	1.0	—	1.7	1.7
Commodity hedge contracts	—	2.5	2.5	—	10.6	10.6
Assets measured at fair value	$47.3	$18.6	$65.9	$38.0	$47.7	$85.7

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.5)	$(0.5)	$—	$(0.3)	$(0.3)
Commodity hedge contracts	—	(3.8)	(3.8)	—	(4.9)	(4.9)
Other non-current liabilities:
Foreign exchange contracts	—	(0.3)	(0.3)	—	—	—
Commodity hedge contracts	—	(1.5)	(1.5)	—	(0.5)	(0.5)
Liabilities measured at fair value	$—	$(6.1)	$(6.1)	$—	$(5.7)	$(5.7)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,108.7)	$(2,108.7)	$—	$(2,273.4)	$(2,273.4)
Carrying amount	—	(2,034.9)	(2,034.9)	—	(2,110.1)	(2,110.1)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at September 30, 2018 and December 31, 2017.

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

All commodity derivatives are recognized as an asset or liability at fair value. We record the gains and losses and premiums paid for option contracts for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold when we recognize earnings for the associated underlying transaction. We record all gains or losses from commodity derivatives for which hedge accounting treatment has not been elected to earnings immediately in cost of products sold. We have provided no collateral to counterparties under collateral funding arrangements as of September 30, 2018.

Outstanding derivative contracts and the period over which we are hedging our exposure to the volatility in future cash flows are presented below:

Derivative Contracts	Settlement Dates	September 30, 2018		December 31, 2017
Commodity contracts:
Nickel (in lbs)		—		500,000
Natural gas (in MMBTUs)	October 2018 to October 2020	36,978,000		41,338,000
Zinc (in lbs)	October 2018 to September 2020	42,300,000		50,350,000
Iron ore (in metric tons)	October 2018 to May 2020	1,965,000		2,340,000
Electricity (in MWHs)	October 2018 to June 2020	1,337,000		1,553,000
Foreign exchange contracts:
Euros (in millions)	October 2018 to December 2018		€4.5		€26.0
Canadian dollars (in millions)	October 2018 to December 2021	C$	133.1	C$	148.1

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	$0.2	$0.2
Commodity contracts	3.5	9.0
Other non-current assets:
Foreign exchange contracts	1.0	1.7
Commodity contracts	0.2	2.3
Accrued liabilities:
Foreign exchange contracts	(0.5)	(0.2)
Commodity contracts	(3.8)	(4.6)
Other non-current liabilities:
Foreign exchange contracts	(0.3)	—
Commodity contracts	(1.5)	(0.5)
Derivatives not designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	0.2	—
Commodity contracts	11.2	26.2
Other non-current assets—commodity contracts	2.3	8.3
Accrued liabilities:
Foreign exchange contracts	—	(0.1)
Commodity contracts	—	(0.3)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations and comprehensive income (loss) are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain (loss)
Derivatives designated as cash flow hedges:
Commodity contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	$(3.1)	$7.3	$(5.4)	$(8.9)
Reclassified from accumulated other comprehensive income into cost of products sold	0.1	0.2	13.1	2.1
Foreign exchange contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	0.8	—	(2.4)	—
Reclassified from accumulated other comprehensive income into cost of products sold	(0.6)	—	(0.5)	—
Derivatives not designated as cash flow hedges:
Commodity contracts—recognized in cost of products sold	4.5	3.9	(1.9)	11.0
Foreign exchange contracts—recognized in other income (expense)	(0.1)	(0.1)	0.3	(0.8)

We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. These derivatives do not qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized immediately in our financial results versus being recognized in the period that iron ore purchases affect earnings. For the three and nine months ended September 30, 2018, gains (losses) recognized in cost of products sold shown in the table above include $4.4 and $(1.2) for unrealized mark-to-market gains (losses) on iron ore derivatives. Gains (losses) recognized in cost of products sold shown in the table above for unrealized mark-to-market gains (losses) on iron ore derivatives for the corresponding periods in 2017 include $4.0 and $11.9. Not included in the financial results for the three and nine months ended September 30, 2018, were realized gains of $5.7 and $17.2 for iron ore derivatives contracts that settled during the period for which we had recognized mark-to-market gains in our financial results in prior quarters, compared to $9.3 and $29.6 for the same periods in 2017.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing derivatives that qualify as cash flow hedges for hedge accounting are presented below:

Hedge	Gains (losses)
Natural gas	$(0.1)
Zinc	(5.2)
Electricity	2.7
Canadian dollars	(1.3)

NOTE 14 – Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Nine Months Ended September 30,
	2018	2017
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$100.7	$101.1
Income taxes	(5.7)	(0.2)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $60.4 and $59.2 for the nine months ended September 30, 2018 and 2017. Consolidated cash and cash equivalents at September 30, 2018 and December 31, 2017, include SunCoke Middletown’s cash and cash equivalents of $5.2 and $0.1. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the nine months ended September 30, 2018 and 2017 that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We also grant restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Nine Months Ended September 30,
	2018	2017
Capital investments	$25.6	$29.0
Issuance of restricted stock and restricted stock units	4.3	4.3

NOTE 15 – Union Contracts

In March 2018, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a labor agreement covering approximately 1,750 production employees at Middletown Works. The new agreement expires March 15, 2020.

In October 2018, we and the United Steelworkers, Local 1865, which represents approximately 240 production employees at Ashland Works, agreed to a rolling 60-day extension of the current labor agreement that was previously extended to November 1, 2018, two months from its original September 1, 2018 expiration.

An agreement with the United Steelworkers, Local 1190, which governs approximately 220 production employees at Mountain State Carbon LLC, is scheduled to expire on March 1, 2019.

An agreement with the United Auto Workers, Local 3303, which governs approximately 1,180 production employees at Butler Works, is scheduled to expire on April 1, 2019.

An agreement with the United Auto Workers, Local 4104, which governs approximately 100 production employees at Zanesville Works, is scheduled to expire on May 31, 2019.

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

Recent Accounting Pronouncements Not Yet Adopted

FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), during the first quarter of 2016. Topic 842 requires entities to recognize lease assets and lease liabilities, with the exception of short-term leases, and disclose key information about leasing arrangements for certain leases. We intend to recognize and measure leases beginning at the adoption date using a modified retrospective approach. Topic 842 is effective for us beginning January 1, 2019. We are currently evaluating the effect of the adoption of Topic 842 on our consolidated financial position and results of operations. We expect that the adoption of the standard will result in a material increase to the assets and liabilities on our consolidated balance sheets. We have formed an implementation team, identified our lease population and are implementing new software to manage our leases and account for them under the new standard. We plan to elect the transition package of practical expedients permitted within the new standard, which among other things, will allow us to carry forward historical lease classifications. We plan to make an accounting election that does not require us to recognize a lease liability or right-of-use asset for short-term leases. We continue to evaluate the accounting treatment of identified contracts, including service agreements.

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

NOTE 17 – Supplementary Guarantor Information

AK Steel’s senior secured notes due 2023 and senior unsecured notes due 2021, 2025 and 2027 (collectively, the “Senior Notes”) and its Exchangeable Notes due 2019 are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the Senior Notes’ indentures, AK Holding and certain subsidiary guarantors each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Exchangeable Notes. AK Holding is the sole guarantor of the Exchangeable Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,602.0	$81.0	$179.0	$(126.4)	$1,735.6
Cost of products sold (exclusive of item shown separately below)	—	1,401.3	54.8	145.7	(115.6)	1,486.2
Selling and administrative expenses	0.7	79.6	3.6	8.8	(13.1)	79.6
Depreciation	—	43.8	2.0	9.2	—	55.0
Total operating costs	0.7	1,524.7	60.4	163.7	(128.7)	1,620.8
Operating profit (loss)	(0.7)	77.3	20.6	15.3	2.3	114.8
Interest expense	—	36.4	—	1.4	—	37.8
Pension and OPEB (income) expense	—	(10.0)	—	—	—	(10.0)
Other (income) expense	—	0.6	(4.3)	(0.4)	4.8	0.7
Income (loss) before income taxes	(0.7)	50.3	24.9	14.3	(2.5)	86.3
Income tax expense (benefit)	—	(3.9)	6.2	(0.3)	(0.6)	1.4
Equity in net income (loss) of subsidiaries	67.9	13.7	—	0.5	(82.1)	—
Net income (loss)	67.2	67.9	18.7	15.1	(84.0)	84.9
Less: Net income attributable to noncontrolling interests	—	—	—	17.7	—	17.7
Net income (loss) attributable to AK Steel Holding Corporation	67.2	67.9	18.7	(2.6)	(84.0)	67.2
Other comprehensive income (loss)	(0.9)	(0.9)	—	(0.3)	1.2	(0.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$66.3	$67.0	$18.7	$(2.9)	$(82.8)	$66.3

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,406.0	$71.3	$139.7	$(122.7)	$1,494.3
Cost of products sold (exclusive of item shown separately below)	—	1,253.2	50.1	112.2	(113.7)	1,301.8
Selling and administrative expenses	0.9	69.2	3.1	6.1	(11.1)	68.2
Depreciation	—	47.2	2.1	8.7	—	58.0
Total operating costs	0.9	1,369.6	55.3	127.0	(124.8)	1,428.0
Operating profit (loss)	(0.9)	36.4	16.0	12.7	2.1	66.3
Interest expense	—	37.1	—	0.4	—	37.5
Pension and OPEB (income) expense	—	(18.1)	—	—	—	(18.1)
Other (income) expense	—	13.1	(3.1)	(2.2)	—	7.8
Income (loss) before income taxes	(0.9)	4.3	19.1	14.5	2.1	39.1
Income tax expense (benefit)	—	(6.3)	7.2	(1.9)	0.7	(0.3)
Equity in net income (loss) of subsidiaries	23.2	12.6	—	0.2	(36.0)	—
Net income (loss)	22.3	23.2	11.9	16.6	(34.6)	39.4
Less: Net income attributable to noncontrolling interests	—	—	—	17.1	—	17.1
Net income (loss) attributable to AK Steel Holding Corporation	22.3	23.2	11.9	(0.5)	(34.6)	22.3
Other comprehensive income (loss)	(3.5)	(3.5)	—	1.4	2.1	(3.5)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$18.8	$19.7	$11.9	$0.9	$(32.5)	$18.8

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,704.3	$242.5	$582.8	$(388.5)	$5,141.1
Cost of products sold (exclusive of item shown separately below)	—	4,168.1	166.8	477.1	(349.4)	4,462.6
Selling and administrative expenses	2.8	233.2	11.0	26.5	(37.7)	235.8
Depreciation	—	130.6	6.0	28.2	—	164.8
Total operating costs	2.8	4,531.9	183.8	531.8	(387.1)	4,863.2
Operating profit (loss)	(2.8)	172.4	58.7	51.0	(1.4)	277.9
Interest expense	—	109.3	—	4.0	—	113.3
Pension and OPEB expense (income)	—	(30.0)	—	—	—	(30.0)
Other (income) expense	—	6.4	(11.8)	(2.8)	4.8	(3.4)
Income (loss) before income taxes	(2.8)	86.7	70.5	49.8	(6.2)	198.0
Income tax expense (benefit)	—	(21.8)	17.6	1.7	(1.5)	(4.0)
Equity in net income (loss) of subsidiaries	155.3	46.8	—	0.7	(202.8)	—
Net income (loss)	152.5	155.3	52.9	48.8	(207.5)	202.0
Less: Net income attributable to noncontrolling interests	—	—	—	49.5	—	49.5
Net income (loss) attributable to AK Steel Holding Corporation	152.5	155.3	52.9	(0.7)	(207.5)	152.5
Other comprehensive income (loss)	(18.3)	(18.3)	—	(1.4)	19.7	(18.3)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$134.2	$137.0	$52.9	$(2.1)	$(187.8)	$134.2

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,378.0	$217.7	$329.0	$(339.8)	$4,584.9
Cost of products sold (exclusive of item shown separately below)	—	3,809.2	149.8	246.1	(306.4)	3,898.7
Selling and administrative expenses	3.3	210.3	9.5	16.4	(34.0)	205.5
Depreciation	—	141.3	6.2	20.7	—	168.2
Total operating costs	3.3	4,160.8	165.5	283.2	(340.4)	4,272.4
Operating profit (loss)	(3.3)	217.2	52.2	45.8	0.6	312.5
Interest expense	—	114.0	—	1.1	—	115.1
Pension and OPEB expense (income)	—	(54.3)	—	—	—	(54.3)
Other (income) expense	—	32.3	(8.3)	(4.8)	—	19.2
Income (loss) before income taxes	(3.3)	125.2	60.5	49.5	0.6	232.5
Income tax expense (benefit)	—	(22.4)	23.0	(0.6)	0.1	0.1
Equity in net income (loss) of subsidiaries	187.2	39.6	—	0.1	(226.9)	—
Net income (loss)	183.9	187.2	37.5	50.2	(226.4)	232.4
Less: Net income attributable to noncontrolling interests	—	—	—	48.5	—	48.5
Net income (loss) attributable to AK Steel Holding Corporation	183.9	187.2	37.5	1.7	(226.4)	183.9
Other comprehensive income (loss)	(42.7)	(42.7)	—	4.0	38.7	(42.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$141.2	$144.5	$37.5	$5.7	$(187.7)	$141.2

Condensed Consolidated Balance Sheets
September 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$25.2	$2.2	$19.9	$—	$47.3
Accounts receivable, net	—	562.6	38.5	112.4	(12.8)	700.7
Inventory	—	1,221.0	60.0	75.9	(11.4)	1,345.5
Other current assets	—	70.0	0.2	8.7	—	78.9
Total current assets	—	1,878.8	100.9	216.9	(24.2)	2,172.4
Property, plant and equipment	—	6,072.7	185.2	658.2	—	6,916.1
Accumulated depreciation	—	(4,749.1)	(100.7)	(157.2)	—	(5,007.0)
Property, plant and equipment, net	—	1,323.6	84.5	501.0	—	1,909.1
Investment in subsidiaries	(3,056.2)	1,913.4	—	68.2	1,074.6	—
Inter-company accounts	3,153.3	—	1,605.7	—	(4,759.0)	—
Other non-current assets	—	56.9	32.9	316.6	—	406.4
TOTAL ASSETS	$97.1	$5,172.7	$1,824.0	$1,102.7	$(3,708.6)	$4,487.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$699.2	$21.8	$56.7	$(4.1)	$773.6
Accrued liabilities	—	219.8	7.6	29.9	—	257.3
Current portion of pension and other postretirement benefit obligations	—	38.4	—	0.4	—	38.8
Total current liabilities	—	957.4	29.4	87.0	(4.1)	1,069.7
Non-current liabilities:
Long-term debt	—	2,034.9	—	—	—	2,034.9
Pension and other postretirement benefit obligations	—	794.3	—	3.2	—	797.5
Inter-company accounts	—	4,326.8	—	511.2	(4,838.0)	—
Other non-current liabilities	—	115.5	—	32.5	—	148.0
TOTAL LIABILITIES	—	8,228.9	29.4	633.9	(4,842.1)	4,050.1
Equity:
Total stockholders’ equity (deficit)	97.1	(3,056.2)	1,794.6	128.1	1,133.5	97.1
Noncontrolling interests	—	—	—	340.7	—	340.7
TOTAL EQUITY	97.1	(3,056.2)	1,794.6	468.8	1,133.5	437.8
TOTAL LIABILITIES AND EQUITY	$97.1	$5,172.7	$1,824.0	$1,102.7	$(3,708.6)	$4,487.9

Condensed Consolidated Balance Sheets
December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$14.5	$7.2	$16.3	$—	$38.0
Accounts receivable, net	—	432.4	33.2	65.4	(13.2)	517.8
Inventory	—	1,231.5	55.1	108.3	(9.9)	1,385.0
Other current assets	—	124.7	0.2	5.4	—	130.3
Total current assets	—	1,803.1	95.7	195.4	(23.1)	2,071.1
Property, plant and equipment	—	6,004.0	181.5	646.3	—	6,831.8
Accumulated depreciation	—	(4,620.8)	(94.8)	(130.0)	—	(4,845.6)
Property, plant and equipment, net	—	1,383.2	86.7	516.3	—	1,986.2
Investment in subsidiaries	(3,127.4)	1,844.9	—	67.5	1,215.0	—
Inter-company accounts	3,082.8	—	1,523.1	—	(4,605.9)	—
Other non-current assets	—	66.3	33.0	318.2	—	417.5
TOTAL ASSETS	$(44.6)	$5,097.5	$1,738.5	$1,097.4	$(3,414.0)	$4,474.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$623.3	$17.9	$50.9	$(1.7)	$690.4
Accrued liabilities	—	228.2	7.8	34.5	—	270.5
Current portion of pension and other postretirement benefit obligations	—	39.7	—	0.4	—	40.1
Total current liabilities	—	891.2	25.7	85.8	(1.7)	1,001.0
Non-current liabilities:
Long-term debt	—	2,110.1	—	—	—	2,110.1
Pension and other postretirement benefit obligations	—	890.8	—	3.4	—	894.2
Inter-company accounts	—	4,199.6	—	489.1	(4,688.7)	—
Other non-current liabilities	—	133.2	1.0	34.7	—	168.9
TOTAL LIABILITIES	—	8,224.9	26.7	613.0	(4,690.4)	4,174.2
Equity:
Total stockholders’ equity (deficit)	(44.6)	(3,127.4)	1,711.8	139.2	1,276.4	(44.6)
Noncontrolling interests	—	—	—	345.2	—	345.2
TOTAL EQUITY	(44.6)	(3,127.4)	1,711.8	484.4	1,276.4	300.6
TOTAL LIABILITIES AND EQUITY	$(44.6)	$5,097.5	$1,738.5	$1,097.4	$(3,414.0)	$4,474.8

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.1)	$133.1	$47.6	$65.3	$6.0	$249.9
Cash flows from investing activities:
Capital investments	—	(82.6)	(3.7)	(14.8)	—	(101.1)
Other investing items, net	—	0.7	—	(0.5)	—	0.2
Net cash flows from investing activities	—	(81.9)	(3.7)	(15.3)	—	(100.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(85.0)	—	—	—	(85.0)
Inter-company activity	2.4	44.9	(48.9)	7.6	(6.0)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(54.0)	—	(54.0)
Other financing items, net	(0.3)	(0.4)	—	—	—	(0.7)
Net cash flows from financing activities	2.1	(40.5)	(48.9)	(46.4)	(6.0)	(139.7)
Net increase (decrease) in cash and cash equivalents	—	10.7	(5.0)	3.6	—	9.3
Cash and equivalents, beginning of period	—	14.5	7.2	16.3	—	38.0
Cash and equivalents, end of period	$—	$25.2	$2.2	$19.9	$—	$47.3

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.4)	$55.9	$30.6	$64.8	$5.1	$154.0
Cash flows from investing activities:
Capital investments	—	(78.5)	(4.6)	(5.6)	—	(88.7)
Investment in acquired business, net of cash acquired	—	(360.9)	—	—	—	(360.9)
Other investing items, net	—	4.3	—	(0.1)	—	4.2
Net cash flows from investing activities	—	(435.1)	(4.6)	(5.7)	—	(445.4)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	415.0	—	—	—	415.0
Proceeds from issuance of long-term debt	—	680.0	—	—	—	680.0
Redemption of long-term debt	—	(821.8)	—	—	—	(821.8)
Debt issuance costs	—	(25.0)	—	—	—	(25.0)
Inter-company activity	4.9	10.1	(24.5)	14.6	(5.1)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(58.2)	—	(58.2)
Other financing items, net	(2.5)	—	—	—	—	(2.5)
Net cash flows from financing activities	2.4	258.3	(24.5)	(43.6)	(5.1)	187.5
Net increase (decrease) in cash and cash equivalents	—	(120.9)	1.5	15.5	—	(103.9)
Cash and equivalents, beginning of period	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of period	$—	$27.0	$5.9	$36.4	$—	$69.3

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

Overview

Our third quarter 2018 operating performance benefited year over year from higher shipments, a favorable steel pricing environment and solid demand across most of our end markets, including the automotive and distributors and converters markets. These benefits were partially offset by higher costs for transportation, raw materials and supplies, including graphite electrodes. As a result, our third quarter of 2018 net income attributable to AK Holding was $67.2, or $0.21 per diluted share of common stock, compared to net income of $22.3, or $0.07 per diluted share, in the third quarter of 2017.

Net sales for the third quarter of 2018 increased 16% to $1,735.6, compared to net sales of $1,494.3 in the third quarter of 2017. Average selling price per flat-rolled ton increased 9% to $1,114 from $1,021 in the same quarter a year ago, primarily as a result of higher average selling prices on both contract and spot market sales and higher surcharges on specialty steel products. Flat-rolled steel shipments of 1,424,000 tons for the third quarter of 2018 were up 4% from the same quarter a year ago, primarily due to higher shipments to the distributors and converters market. Net sales for 2018 also included Precision Partners for a full quarter, which we acquired in August 2017.

Third quarter 2018 adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) was $160.8, or 9.3% of net sales, compared to adjusted EBITDA of $115.8, or 7.7% of net sales, for the third quarter of 2017. The more favorable pricing environment compared to a year ago and solid demand was partially offset by $8.2 of lower pension and OPEB income, and higher transportation, raw material and supplies costs.

Liquidity was $953.5 at the end of the third quarter of 2018, consisting of cash and cash equivalents and $911.8 of availability under our Credit Facility. Borrowings under the credit facility were $365.0 at September 30, 2018, a decrease of $85.0 from $450.0 at December 31, 2017.

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

Steel Shipments

Total shipments of flat-rolled steel were 1,424,000 tons and 1,368,600 tons for the three months ended September 30, 2018 and 2017. The 4% increase in flat-rolled steel shipments from a year ago was primarily a result of higher shipments to the distributors and converters market. Total shipments of flat-rolled steel were 4,294,700 tons and 4,259,100 tons for the nine months ended September 30, 2018 and 2017. The increase was a result of higher demand from the distributors and converters market, which was partially offset by slightly lower demand from the automotive market. Shipments of flat-rolled steel by product category for the nine months ended September 30, 2018 and 2017, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category
Nine Months Ended September 30,
Net Sales

Net sales for the three months ended September 30, 2018 of $1,735.6 were 16% higher when compared to net sales of $1,494.3 for the same quarter a year ago. Net sales for the nine months ended September 30, 2018 of $5,141.1 were 12% higher than net sales of $4,584.9 for the comparable period a year ago. The increase was driven by higher shipments, better steel pricing, which includes the effect of surcharges, and the inclusion of Precision Partners. The average flat-rolled steel selling price per ton increased 9% to $1,114 in the third quarter of 2018 from $1,021 in the third quarter of 2017, reflecting a better pricing environment and higher surcharges on specialty steel. The average selling price for the nine months ended September 30, 2018 of $1,087 per ton was 6% higher than our average selling price of $1,022 per ton for the nine months ended September 30, 2017, driven principally by the same key factors that affected the third quarter.

The following table presents the percentage of net sales to each of our markets:

	Nine Months Ended September 30,
Market	2018	2017
Automotive	64%	65%
Infrastructure and Manufacturing	15%	16%
Distributors and Converters	21%	19%

Cost of Products Sold

Cost of products sold was $1,486.2 for the three months ended September 30, 2018, an increase from $1,301.8 for the three months ended September 30, 2017, primarily driven by higher costs for transportation, raw materials and supplies, especially carbon scrap, iron ore, graphite electrodes and coke. Cost of products sold was $4,462.6 for the nine months ended September 30, 2018, an increase from $3,898.7 for the nine months ended September 30, 2017, primarily driven by the same factors as the third quarter.

Cost of products sold as a percentage of sales decreased to 85.6% for the three months ended September 30, 2018 from 87.1% for the three months ended September 30, 2017, primarily as a result of higher selling prices caused by strong demand and the effects of tariffs on steel pricing, partly offset by higher costs for raw materials and supplies, particularly graphite electrodes. For the nine months ended September 30, 2018, cost of products sold as a percentage of sales increased to 86.8% from 85.0% for the same period a year ago. The higher cost ratio was due principally to unplanned outage costs in the first nine months of 2018 totaling $49.5 and higher raw material, transportation and supplies costs. Planned maintenance outage costs were $4.7 and $26.7 in the three and nine months ended September 30, 2018, compared to $8.5 and $38.2 in 2017. The nine months ended September 30, 2017 included a benefit of $10.1 related to refundable state incentive credits for the 2015 and 2016 years that became realizable during the second quarter of 2017. We recorded mark-to-market gains (losses) of $4.4 and $(1.2) for the three and nine months ended September 30, 2018, from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes. For the same periods in 2017, we recorded mark-to-market gains of $4.0 and $11.9.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2018 were $79.6 and $235.8 compared to $68.2 and $205.5 for the corresponding periods in 2017. The increases were primarily related to higher variable compensation expense and the inclusion of Precision Partners, which we acquired in August 2017. Included in selling and administrative expenses for the three and nine months ended September 30, 2017, were acquisition costs of $4.7 and $6.2 related to the Precision Partners acquisition.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2018 was $55.0 and $164.8, compared to $58.0 and $168.2 for the three and nine months ended September 30, 2017. Depreciation expense for the acquired Precision Partners property, plant and equipment was offset by lower depreciation expense as a result of the fourth quarter 2017 impairment of the Ashland Works Hot End long-lived assets.

Operating Profit

Operating profit was $114.8 and $277.9 for the three and nine months ended September 30, 2018, compared to $66.3 and $312.5 for the three and nine months ended September 30, 2017. Included in operating profit was $17.8 and $49.8 related to SunCoke Middletown for the three and nine months ended September 30, 2018, compared to $17.1 and $48.6 for the same periods in 2017.

Interest Expense

Interest expense for the three and nine months ended September 30, 2018 was $37.8 and $113.3, compared to $37.5 and $115.1 in the same periods a year ago. The decrease for the nine months ended September 30, 2018 from the same period in 2017 was primarily related to the capital markets transactions in 2017 to refinance debt with lower interest rates and a reduction in the amount of outstanding senior notes, partly offset by higher borrowings under the Credit Facility.

Pension and Other Postretirement Employee Benefit (“OPEB”) (Income) Expense

Pension and OPEB income was $10.0 and $30.0 for the three and nine months ended September 30, 2018, compared to $18.1 and $54.3 for the corresponding periods in 2017. The decreases in income were primarily due to lower amortization of prior service credits, partially offset by lower interest costs.

Other (Income) Expense

Other (income) expense was $0.7 and $(3.4) for the three and nine months ended September 30, 2018, compared to $7.8 and $19.2 for the same periods ended September 30, 2017. In the three and nine months ended September 30, 2017, we incurred $8.4 and $21.5 of debt retirement costs.

Income Tax Expense (Benefit)

Income taxes recorded for the periods ended September 30, 2018 and 2017 were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. During the first nine months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

Net Income Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported net income attributable to AK Holding of $67.2, or $0.21 per diluted share, for the three months ended September 30, 2018, compared to net income attributable to AK Holding of $22.3, or $0.07 per diluted share, for the three months ended September 30, 2017. We reported net income attributable to AK Holding of $152.5, or $0.48 per diluted share, for the nine months ended September 30, 2018, compared to net income attributable to AK Holding of $183.9, or $0.57 per diluted share, for the nine months ended September 30, 2017.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $160.8, or 9.3% of net sales, for the three months ended September 30, 2018, was greater than adjusted EBITDA of $115.8, or 7.7% of net sales, for the three months ended September 30, 2017. Adjusted EBITDA of $427.9, or 8.3% of net sales, for the nine months ended September 30, 2018, was lower than adjusted EBITDA of $461.1, or 10.1% of net sales, for the nine months ended September 30, 2017.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to AK Holding	$67.2	$22.3	$152.5	$183.9
Net income attributable to noncontrolling interests	17.7	17.1	49.5	48.5
Income tax expense (benefit)	1.4	(0.3)	(4.0)	0.1
Interest expense	37.8	37.5	113.3	115.1
Interest income	(0.2)	(0.5)	(0.6)	(1.3)
Depreciation	55.0	58.0	164.8	168.2
Amortization	3.4	2.8	13.5	7.6
EBITDA	182.3	136.9	489.0	522.1
Less: EBITDA of noncontrolling interests (a)	21.5	21.1	61.1	61.0
Adjusted EBITDA	$160.8	$115.8	$427.9	$461.1
Adjusted EBITDA margin	9.3%	7.7%	8.3%	10.1%

(a)	The reconciliation of net income attributable to noncontrolling interests to EBITDA of noncontrolling interests is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to noncontrolling interests	$17.7	$17.1	$49.5	$48.5
Depreciation	3.8	4.0	11.6	12.5
EBITDA of noncontrolling interests	$21.5	$21.1	$61.1	$61.0

Liquidity and Capital Resources

At September 30, 2018, we had total liquidity of $953.5, consisting of $41.7 of cash and cash equivalents and $911.8 of availability under the Credit Facility. Our eligible collateral was in excess of $1,350.0 at September 30, 2018, after application of advance rates. At September 30, 2018, we had $365.0 of outstanding borrowings under the Credit Facility, and $73.2 of outstanding letters of credit that reduced availability. During the nine months ended September 30, 2018, our borrowings from the Credit Facility ranged from $340.0 to $570.0, with outstanding borrowings averaging $447.0 per day. We may use the Credit Facility from time to time to fund requirements for working capital, capital investments, other investments and general corporate purposes. Consolidated cash and cash equivalents of $47.3 at September 30, 2018, included $5.6 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations in the foreseeable future. We expect to fund future liquidity requirements for items such as employee and retiree benefit obligations, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. We may also, from time to time, repurchase outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. If we need to fund any of our working capital, planned capital investments or debt repayment other than through internally-generated cash, we can access our Credit Facility. In addition, as part of our strategy to grow downstream, we expect to continue to evaluate potential acquisitions. In connection with acquisitions, we may utilize available cash flow, credit facility borrowings or access the capital markets as a source of liquidity. We have no scheduled debt maturities until November 2019, when $150.0 of Exchangeable Notes are due. In addition, our Credit Facility does not expire until September 2022, when we will need to repay or refinance any outstanding balance.

Cash generated by operating activities was $249.9 for the nine months ended September 30, 2018. This total included cash generated by SunCoke Middletown of $60.4, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash generated from normal business activities, a reduction in inventory, and an increase in accounts payable, offset by an increase in accounts receivable.

Investing and Financing Activities

During the nine months ended September 30, 2018, net cash used for investing activities totaled $100.9, primarily due to capital investments. We anticipate 2018 capital investments of less than $160.0. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility.

During the nine months ended September 30, 2018, net cash used by financing activities was $139.7, which included net payments under the Credit Facility of $85.0 and distributions from SunCoke Middletown to its noncontrolling interest owners of $54.0.

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

Employee Benefit Obligations

We have funded our $49.9 of required contributions to the master pension trust in 2018, which included $40.7 of contributions in the nine months through September 30, 2018 and the remaining $9.2 contribution in October 2018. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $40.0 in 2019 and $80.0 in 2020. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations, and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Acquisition of Precision Partners

On August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Precision Partners is headquartered in Ontario, Canada, and operates eight plants in Ontario, Alabama and Kentucky. Precision Partners specializes in manufacturing lightweight, complex components and assemblies, and it offers a broad portfolio of highly engineered solutions. With our acquisition of Precision Partners, we have added a well-respected Tier 1 and Tier 2 supplier to our core automotive market whose business has commanded higher margins with less capital intensity. Among other benefits, we believe this strategic acquisition will:

•
complement our core focus on product innovation, accelerating the development and introduction of existing and new advanced high strength steels and press-hardenable steels to the high-growth automotive lightweighting space;

•	provide a fully integrated downstream platform that further strengthens our close collaboration with our automotive customers and their Tier 1 suppliers; and

•	leverage our expertise in materials and metals forming with Precision Partners’ expertise in tooling and die design and advanced capabilities in hot and cold stamping.

We expect that our addition of Precision Partners will accelerate adoption of our innovative steel products by automotive manufacturers. Our research and technical experts, along with AK Tube and Precision Partners’ engineers, have already begun numerous collaborative projects aimed at achieving this goal, as Precision Partners’ expertise in tool design and stamping capabilities has allowed us to deliver to customers fully formed prototypes of automotive components utilizing our innovative steel products. As such, we can now develop prototype automotive parts to showcase actual component solutions, in addition to computer models and flat-rolled steel samples previously used. By using advanced stamping technologies and our highly formable, high-strength grades of steel in place of traditional lower-strength grades, we can demonstrate to customers that they can significantly lighten automotive parts on an accelerated timeline and in a cost-effective manner.

Research, Innovation and Operations

Continual product innovation is a core tenet of our corporate strategy, and our vision is to create innovative steel solutions that surpass our customers’ needs today and for the future. In the second quarter of 2018, we introduced the TRAN-COR® X high-permeability grain oriented electrical steel (“GOES”) family of products. TRAN-COR X products are advanced grades of GOES for use by power transformer manufacturers for high- and ultra high-voltage power transformers. The new TRAN-COR X electrical steel represents an important step improvement beyond existing products, allowing power transformers to achieve higher levels of efficiency while reducing greenhouse gas emissions due to energy loss in electricity transmission and distribution.

Through 2018, we have received several noteworthy awards that reflect our commitment to innovation and quality. In April, AK Steel was named a “GM Supplier of the Year” for 2017 for superior performance in quality, execution, innovation, and total enterprise cost. In May, both the American Iron and Steel Institute and the Auto/Steel Partnership recognized AK Steel Research and Innovation employees for distinguished research in steel forming behavior and pre-competitive steel solutions in future vehicle designs.

In October, the U.S. Department of Energy (“DOE”) selected us to receive an award of up to $1.2 under the Office of Energy Efficiency and Renewable Energy’s Advanced Manufacturing Office program to investigate novel low-density steels, which could ultimately be used in automotive structural applications. The three-year project will be conducted in collaboration with DOE, Oak Ridge National Laboratory Materials Science and Technology Division, and the Advanced Steel Processing and Products Research Center at the Colorado School of Mines. The objective of the project is to conduct alloy design, laboratory validation, and testing of low-density steels that are alternatives to currently available advanced high strength steels and other lightweight metals. These low-density steels are expected to generate energy savings by bringing efficiencies in manufacturing and lifetime savings in automotive structural applications. This was the second award that we have received from the DOE in the past two years. We are currently in the second year of a three-year project awarded to us in May 2017 by the DOE to develop the next generation of advanced non-oriented electrical steel (“NOES”) for motors used in a wide variety of industrial and automotive applications. We are pleased that laboratory proof of concept for this project has been successfully completed and industrial scale trials are currently underway.

Our core values of safety and productivity have also been recognized in 2018. In May, the American Coke and Coal Chemicals Institute, a leading industry trade organization, granted both our Middletown Works and our Mountain State Carbon coke plants the Max Eward Safety Award for 2017 for operating the safest cokemaking facilities in America. In July, the Ohio Bureau of Workers’ Compensation, Division of Safety and Hygiene recognized our Zanesville Works and Coshocton Works for outstanding safety performance. In October, we partnered with the International Association of Machinists Local Lodge 1943 to launch an apprenticeship program at our Middletown Works. The Ohio Department of Job and Family Services approved the apprenticeship standards, and the program gives union production employees the opportunity to train to become fully accredited journeymen through classroom work and job training.

Trade Matters

Section 232 Investigation of Imported Foreign Steel

On April 19, 2017, the Commerce Department initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. pose a threat to U.S. national security. On March 8, 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25 percent tariff on imported steel. The U.S. government has also announced various agreements for exemptions from the Section 232 steel tariff for certain countries, including Argentina, Australia, Brazil and South Korea. Some of these countries, such as South Korea, have agreed to a quota system that limits their annual imports of steel into the U.S. In addition, although steel products from the European Union, Canada and Mexico were initially exempted from the tariff, on June 1, 2018, those exemptions expired and the Section 232 tariff was applied to steel imports from these countries. In retaliation against the Section 232 tariffs, the European Union, Mexico and Canada subsequently imposed their own tariffs against certain steel products and other goods imported from the U.S. The Mexican retaliatory tariffs went into effect on June 5, 2018, the European Union’s tariffs began to apply on June 22, 2018, and Canadian tariffs became effective on July 1, 2018.

We ship steel products into Canada, Mexico and the European Union and are required to pay tariffs on certain of our shipments. Our understanding is that the U.S. government has been and will continue to negotiate with the European Union, Mexico and Canada for a resolution to the trade issues between the U.S. and these countries. We do not know how long these tariffs will remain in effect, if these trade issues will be resolved or whether the terms of any such resolutions will be beneficial to our business. In addition to the ongoing country-by-country negotiations in which the U.S. government is engaged, the Commerce Department has also implemented a system for petitioning the U.S. government to exempt specific products (for instance, a certain grade of steel) from the tariff and a process for challenging these exemption requests.

The Section 232 steel tariff currently only applies to certain steel products, including flat-rolled carbon, stainless and electrical steel products, but it does not apply to certain downstream goods that may contain these steels. As a result, some third parties or customers may attempt to substitute purchases of our flat-rolled steel with imports of downstream goods containing foreign steel product inputs that are not subject to the tariff or trade cases. These actions would circumvent the purpose and intent of the Section 232 steel tariffs. The effects of the limited scope of the steel tariff are particularly salient to our electrical steel business. Imports of downstream electrical goods not currently covered by the tariff include electrical transformer cores and core assemblies, and electrical transformers, and even laminations, which are simply cut pieces of electrical steel. To avoid the Section 232 steel tariff, producers may increase their imports of foreign-made downstream electrical goods or may move their domestic production outside the United States, either of which would adversely affect our electrical steel business. We are proactively working to mitigate or eliminate this potential avenue for avoiding and circumventing the steel tariff, including by communicating our concerns to the U.S. government and requesting appropriate action to address this issue. We believe the United States’ electrical infrastructure is critical to national security and that additional actions are necessary and should be undertaken to preserve its short- and long-term integrity.

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

United States-Mexico-Canada Trade Agreement

On October 1, 2018, the Trump administration announced that the U.S. had reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”), which is being proposed to replace the existing North American Free Trade Agreement (“NAFTA”) among those countries. Among other things, the USMCA, as proposed, includes revised “rules of origin” that encourage automobiles and other products manufactured in North America to contain certain levels of North American-made content and that a certain percentage of work on North American-made automobiles be performed by workers earning at least $16 per hour in order to be exempt from tariffs. The proposed terms of the USMCA also include provisions that incentivize the use of North American steel. Because all of our manufacturing facilities are located in North America and our principal market is automotive, we believe that the USMCA has the potential to positively impact our business by incentivizing automakers and other manufacturers to increase manufacturing production in North America and to use North American steel. For the proposed USMCA to take effect, both houses of Congress must approve implementing legislation, and it is not currently possible to predict when, if ever, this may occur. At this time, the USMCA does not alter or affect the terms of Section 232 tariffs on imported steel or related retaliatory tariffs, which continue to remain in effect.

New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to Note 16 of the condensed consolidated financial statements.

Forward-Looking Statements

Certain statements we made or incorporated by reference in this Form 10-Q, or made in other documents furnished to or filed with the Securities Exchange Commission, as well as in press releases or in presentations made by our employees, reflect our estimates and beliefs and are intended to be, and hereby are identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify forward-looking statements. We caution readers that forward-looking statements reflect our current beliefs and judgments, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond our control, and upon assumptions about future business decisions and conditions that may change. In particular, these include, but are not limited to, statements in the Liquidity and Capital Resources section and Item 3. Quantitative and Qualitative Disclosure about Market Risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 2018	2,454	$4.92	—
August 2018	—	—	—
September 2018	912	4.83	—
Total	3,366	4.89	—	$125.6

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	October 26, 2018	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	October 26, 2018	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer