Form 10-Q
period 2019-03-31
AK STEEL HOLDING CORP
filed 2019-04-29
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

There were 316,344,103 shares of common stock outstanding as of April 25, 2019.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2019	2018
Net sales	$1,697.7	$1,658.9

Cost of products sold (exclusive of items shown separately below)	1,465.4	1,463.7
Selling and administrative expenses	76.6	76.7
Depreciation	50.4	54.9
Ashland Works closure	64.1	—
Total operating costs	1,656.5	1,595.3
Operating profit	41.2	63.6
Interest expense	37.9	37.6
Pension and OPEB (income) expense	6.5	(10.0)
Other (income) expense	(12.7)	(3.9)
Income before income taxes	9.5	39.9
Income tax expense (benefit)	1.4	(4.9)
Net income	8.1	44.8
Less: Net income attributable to noncontrolling interests	12.6	16.1
Net income (loss) attributable to AK Steel Holding Corporation	$(4.5)	$28.7
Net income (loss) per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$(0.01)	$0.09
Diluted	$(0.01)	$0.09

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2019	2018
Net income	$8.1	$44.8
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(0.7)	1.1
Cash flow hedges:
Gains (losses) arising in period	7.4	(1.4)
Reclassification of losses (gains) to net income	(6.4)	(7.6)
Pension and OPEB plans:
Reclassification of prior service cost (credits) to net income	(2.6)	(2.4)
Reclassification of losses (gains) to net income	(2.6)	3.6
Other comprehensive income (loss), before tax	(4.9)	(6.7)
Income tax benefit related to items of comprehensive income (loss)	—	—
Other comprehensive income (loss)	(4.9)	(6.7)
Comprehensive income	3.2	38.1
Less: Comprehensive income attributable to noncontrolling interests	12.6	16.1
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(9.4)	$22.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41.2	$48.6
Accounts receivable, net	720.6	635.8
Inventory	1,378.8	1,419.9
Other current assets	88.8	97.0
Total current assets	2,229.4	2,201.3
Property, plant and equipment	6,996.4	6,969.2
Accumulated depreciation	(5,106.7)	(5,057.6)
Property, plant and equipment, net	1,889.7	1,911.6
Operating lease assets	254.0	—
Other non-current assets	397.0	402.8
TOTAL ASSETS	$4,770.1	$4,515.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$768.2	$801.0
Accrued liabilities	225.2	288.9
Current portion of operating lease liabilities	56.1	—
Current portion of pension and other postretirement benefit obligations	38.2	38.7
Total current liabilities	1,087.7	1,128.6
Non-current liabilities:
Long-term debt	2,037.7	1,993.7
Long-term operating lease liabilities	220.3	—
Pension and other postretirement benefit obligations	824.2	829.9
Other non-current liabilities	170.4	134.0
TOTAL LIABILITIES	4,340.3	4,086.2
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 317,669,397 and 316,595,613 shares in 2019 and 2018; outstanding 316,306,678 and 315,535,765 shares in 2019 and 2018	3.2	3.2
Additional paid-in capital	2,899.2	2,894.9
Treasury stock, common shares at cost, 1,362,719 and 1,059,848 shares in 2019 and 2018	(7.2)	(6.4)
Accumulated deficit	(2,696.3)	(2,691.8)
Accumulated other comprehensive loss	(104.9)	(100.0)
Total stockholders’ equity	94.0	99.9
Noncontrolling interests	335.8	329.6
TOTAL EQUITY	429.8	429.5
TOTAL LIABILITIES AND EQUITY	$4,770.1	$4,515.7

The condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	March 31, 2019	December 31, 2018
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$0.3	$1.1
Accounts receivable, net	11.6	0.5
Inventory	25.2	21.1
Property, plant and equipment	427.7	427.8
Accumulated depreciation	(112.5)	(106.9)
Accounts payable	16.8	13.7
Other assets (liabilities), net	(1.0)	(1.7)
Noncontrolling interests	334.5	328.2

Other variable interest entities
Cash and cash equivalents	$0.2	$0.5
Property, plant and equipment	11.7	11.7
Accumulated depreciation	(9.9)	(9.8)
Other assets (liabilities), net	0.5	0.5
Noncontrolling interests	1.3	1.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2019	2018
Cash flows from operating activities:
Net income	$8.1	$44.8
Depreciation	42.9	51.1
Depreciation—SunCoke Middletown	7.5	3.8
Amortization	10.1	10.0
Ashland Works closure	64.1	—
Deferred income taxes	0.3	(6.8)
Pension and OPEB expense (income)	7.9	(8.1)
Contributions to pension trust	(9.2)	(6.0)
Other postretirement benefit payments	(9.6)	(10.1)
Changes in working capital	(95.8)	0.2
Other operating items, net	(34.2)	(13.3)
Net cash flows from operating activities	(7.9)	65.6
Cash flows from investing activities:
Capital investments	(44.8)	(37.9)
Other investing items, net	11.6	—
Net cash flows from investing activities	(33.2)	(37.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	45.0	(10.0)
Redemption of long-term debt	(4.0)	—
SunCoke Middletown distributions to noncontrolling interest owners	(6.4)	(10.3)
Other financing items, net	(0.9)	(0.9)
Net cash flows from financing activities	33.7	(21.2)
Net increase (decrease) in cash and cash equivalents	(7.4)	6.5
Cash and cash equivalents, beginning of period	48.6	38.0
Cash and cash equivalents, end of period	$41.2	$44.5

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2019	2018
Common stock
Balance at beginning and end of period	$3.2	$3.2
Additional paid-in capital
Balance at beginning of period	2,894.9	2,884.8
Share-based compensation	4.3	4.5
Balance at end of period	2,899.2	2,889.3
Treasury stock
Balance at beginning of period	(6.4)	(5.4)
Purchase of treasury stock	(0.8)	(1.0)
Balance at end of period	(7.2)	(6.4)
Accumulated deficit
Balance at beginning of period	(2,691.8)	(2,877.0)
Cumulative effect of adopting new hedging standard	—	(0.8)
Net income (loss)	(4.5)	28.7
Balance at end of period	(2,696.3)	(2,849.1)
Accumulated other comprehensive loss
Balance at beginning of period	(100.0)	(50.2)
Cumulative effect of adopting new hedging standard	—	0.8
Change in accumulated other comprehensive loss	(4.9)	(6.7)
Balance at end of period	(104.9)	(56.1)
Noncontrolling interests
Balance at beginning of period	329.6	345.2
Net income	12.6	16.1
Net distributions to noncontrolling interests	(6.4)	(10.3)
Balance at end of period	335.8	351.0
Total equity	$429.8	$331.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation—These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2019 and December 31, 2018, our results of operations for the three months ended March 31, 2019 and 2018, and our cash flows for the three months ended March 31, 2019 and 2018. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results we expect for the full year ending December 31, 2019. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases—We determine if an arrangement contains a lease at inception. We recognize right-of-use assets and liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the later of the commencement date of the lease or January 1, 2019 (the implementation date of Accounting Standards Update No. 2016-02, Leases (Topic 842)). We use our incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees or payments for terminating the lease, we include these costs in the lease liability when it is probable that we will incur them. Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the condensed consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. We have agreements that contain lease and non-lease components. In assessing whether an agreement includes a lease component, we consider the nature of the assets included under the agreement and our right to direct their use. We allocate the costs of the agreement to the separate components based on the relative standalone prices of the components. Where observable standalone prices are not readily available, we estimate the standalone price based on the most observable information available. For leases of real estate and certain light equipment, such as vehicles and mobile equipment, and for certain contracts that contain assets, such as production support, natural gas, electricity and industrial gas agreements, we account for the lease and non-lease components in the contracts as a single lease component. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting treatment.

NOTE 2 – Supplementary Financial Statement Information

Revenue

Net sales by market are presented below:

	Three Months Ended March 31,
	2019	2018
Automotive	$1,090.9	$1,119.1
Infrastructure and Manufacturing	278.1	241.3
Distributors and Converters	328.7	298.5
Total	$1,697.7	$1,658.9

Net sales by product line are presented below:

	Three Months Ended March 31,
	2019	2018
Carbon steel	$1,099.2	$1,068.6
Stainless and electrical steel	444.5	426.1
Tubular products, components and other	154.0	164.2
Total	$1,697.7	$1,658.9

We sell domestically to customers located primarily in the Midwestern, Southern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States were $143.2 for the three months ended March 31, 2019, compared to $167.8 for the corresponding period in 2018.

Inventory

Inventories as of March 31, 2019 and December 31, 2018, are presented below:

	March 31, 2019	December 31, 2018
Finished and semi-finished	$1,021.9	$1,054.4
Raw materials	356.9	365.5
Inventory	$1,378.8	$1,419.9

Other Non-Current Assets

Intangible assets at March 31, 2019 and December 31, 2018, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
As of March 31, 2019
Customer relationships	$36.6	$(8.7)	$27.9
Technology	19.3	(5.3)	14.0
Intangible assets	$55.9	$(14.0)	$41.9

As of December 31, 2018
Customer relationships	$36.6	$(7.4)	$29.2
Technology	19.3	(4.6)	14.7
Intangible assets	$55.9	$(12.0)	$43.9

Amortization expense related to intangible assets was $2.0 for the three months ended March 31, 2019 and $2.4 for the three months ended March 31, 2018.

Investments in Affiliates

We have investments in several businesses that are accounted for using the equity method of accounting. Summarized financial statement data for all investees is presented below.

	Three Months Ended March 31,
	2019	2018
Revenue	$77.8	$74.8
Gross profit	21.5	21.1
Net income	2.7	4.2

Our share of income of equity investees (included in cost of products sold)	0.7	1.3

Ashland Works Closure

In January 2019, our Board of Directors approved and we announced the planned closure of our Ashland Works, including the previously idled blast furnace and steelmaking operations (“Ashland Works Hot End”) and the hot dip galvanizing coating line that has remained operational, subject to negotiations with the labor union at that facility. Factors that influenced our decision to close Ashland Works included an uncertain global trade landscape influenced by shifting domestic and international political priorities, Ashland Works’ high cost of production, and continued intense competition from domestic and foreign steel competitors. These conditions directly impact our pricing, which in turn directly impacts our assessment of the demand forecasts for the markets we serve. Despite several successful trade actions, we continue to see a high level of carbon steel imports driven by global overcapacity, particularly in China. The global overcapacity is expected to be exacerbated by several domestic steel companies that have restarted or plan new capacity additions in the United States. In addition, we have recently concluded that we have sufficient coating capacity to meet our customers’ needs without using our coating operations at Ashland Works. We are transitioning products to our other U.S. coating lines, and plan to close the Ashland Works line before the end of 2019.

We recorded a charge of $77.4 during the first quarter of 2019, which includes $18.5 for termination of take-or-pay supply agreements, $15.2 for supplemental unemployment and other employee benefit costs, pension and OPEB termination benefits of $13.3 (recorded in pension and OPEB (income) expense), an estimated multiemployer plan withdrawal liability of $23.0, and $7.4 for other costs. The supplemental unemployment and other employee benefit costs are expected to be paid primarily in 2020 and 2021. For the $77.4 charge, we expect to make cash payments of approximately $15.0 in 2019, $30.0 in 2020 and the remaining amount over several years thereafter. The actual multiemployer plan withdrawal liability will not be known until 2020 and is expected to be paid over a number of years. In addition to the $77.4 charge recorded in the first quarter of 2019, we expect to record expenses of approximately $14.0 over the full-year 2019, consisting of cash costs of approximately $10.0 related to closing the facility and $4.0 of accelerated depreciation related to the coating line fixed assets. These cash costs related to closing the facility will decline in future years and no depreciation expense will be incurred beyond 2019. On-going costs for maintenance of the equipment, utilities and supplier obligations related to the idled Ashland Works Hot End were $2.5 and $5.4 for the three months ended March 31, 2019 and 2018.

NOTE 3 – Income Taxes

Income taxes recorded for the periods ended March 31, 2019 and 2018, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method.

During the first three months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating loss carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

NOTE 4 – Long-term Debt and Other Financing

Debt balances at March 31, 2019 and December 31, 2018, are presented below:

	March 31, 2019	December 31, 2018
Credit Facility	$380.0	$335.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	148.5	148.5
7.625% Senior Notes due October 2021	406.2	406.2
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	270.2	274.8
7.00% Senior Notes due March 2027	391.6	391.6
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt discount and issuance costs	(38.1)	(41.7)
Total long-term debt	$2,037.7	$1,993.7

During the three months ended March 31, 2019, we were in compliance with all the terms and conditions of our debt agreements. The Exchangeable Notes maturing in 2019 are classified as long-term based on our ability and intent to refinance that debt on a long-term basis. During the three months ended March 31, 2019, we repurchased an aggregate principal amount of $4.6 of our 6.375% Senior Notes due October 2025 in private, open market transactions and recognized a net gain on the repurchases totaling $0.6, which is included in other (income) expense.

Credit Facility

As of March 31, 2019 we had a $1,350.0 revolving credit facility (the “Credit Facility”), which expires in September 2022. As of March 31, 2019, we had outstanding borrowings of $380.0 under the Credit Facility. At March 31, 2019, our eligible collateral under the Credit Facility, after application of applicable advance rates, was in excess of $1,350.0. Availability as of March 31, 2019, was $896.8 after reductions of $73.2 for outstanding letters of credit. In April 2019, we increased the Credit Facility by $150.0 to $1,500.0.

NOTE 5 – Leases

We have leases primarily for offices, production buildings and equipment. Our leases have remaining contractual lease terms ranging from less than one year to 19 years. Certain of those leases include options to extend the leases, and those options are for periods from 1 to 32 years depending on the particular lease. Certain of the leases may also include options to terminate the leases within 1 year. Certain leases include variable lease payments based on production, usage or independent factors such as changes in published producer price indexes.

Lease costs are presented below:

Three Months Ended March 31,
2019
Operating leases	$16.7
Short-term leases	11.1
Variable lease costs	17.3
Total	$45.1

Other information related to leases was as follows:

Three Months Ended March 31,
2019
Cash paid for operating cash flows from operating leases	$18.1
Right-of-use assets obtained in exchange for operating lease liabilities	3.7
Weighted-average remaining lease term of operating leases (in years)	7.8
Weighted-average discount rate for operating leases	8.4%

Future minimum lease payments under noncancelable operating leases as of March 31, 2019, were as follows:

Year ending December 31:
2019 (remaining period of year)	$53.3
2020	63.4
2021	50.8
2022	40.9
2023	34.8
Thereafter	148.2
Total future minimum operating lease payments	391.4
Less imputed interest	115.0
Total operating lease liabilities	276.4
Less current portion of operating lease liabilities	56.1
Long-term operating lease liabilities	$220.3

NOTE 6 – Pension and Other Postretirement Benefits

Net periodic benefit (income) expense for pension and other postretirement benefits was as follows:

	Three Months Ended March 31,
	2019	2018
Pension Benefits
Service cost	$0.5	$0.8
Interest cost	22.3	23.7
Expected return on assets	(28.0)	(38.8)
Amortization of prior service cost	0.7	1.0
Amortization of (gain) loss	(1.7)	3.9
Termination benefits—Ashland Works	9.7	—
Net periodic benefit (income) expense	$3.5	$(9.4)

Other Postretirement Benefits
Service cost	$0.9	$1.1
Interest cost	4.1	3.9
Amortization of prior service cost (credit)	(3.3)	(3.4)
Amortization of (gain) loss	(0.9)	(0.3)
Termination benefits—Ashland Works	3.6	—
Net periodic benefit (income) expense	$4.4	$1.3

We are required to contribute $45.9 to the master pension trust during 2019, of which $9.2 was contributed through March 31, 2019 and another $10.3 was contributed in April 2019. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $50.0 in 2020 and $50.0 in 2021. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

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

	March 31, 2019	December 31, 2018
Accrued liabilities	$7.3	$8.0
Other non-current liabilities	32.6	31.2

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

As previously reported, on April 29, 2002, we entered a mutually agreed-upon administrative order on consent with the EPA pursuant to Section 122 of CERCLA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the Hamilton Plant site located in New Miami, Ohio. The plant ceased operations in 1990 and all of its former structures have been demolished. We submitted the investigation portion of the RI/FS, and we completed a supplemental study in 2014. We currently have accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on September 30, 1998, our predecessor, Armco Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of our Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. We cannot reliably estimate how long it will take to complete this site investigation. We currently have accrued $0.6 for the projected cost of the study. Until the site investigation is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981, we acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. In connection with the sale of the coke plant, Honeywell agreed to indemnify us from certain claims and obligations that could arise from the investigation and we intend to pursue such indemnification from Honeywell, if necessary. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited us to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued $1.4 for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree also required us to implement certain RCRA corrective action interim measures. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued $12.3 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

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

As previously reported, on April 27, 2000, MDEQ issued RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes our Dearborn Works. The Corrective Action Order has been amended five times. We are a party to the Corrective Action Order as the successor-in-interest to Dearborn, which was the successor-in-interest to Rouge Steel Company. The Corrective Action Order requires the site-wide investigation, and where appropriate, remediation of the facility. The site investigation and remediation are ongoing. We cannot reliably estimate how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of the costs of the investigation and remediation due to its prior ownership of the steelmaking operations at Dearborn Works. Until the site investigation is complete, we cannot reliably estimate the additional costs we may incur, if any, for any potentially required remediation of the site or when we may incur them.

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

Legal Contingencies

As previously reported, since 1990 we have been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of one of our current or former facilities. The majority of asbestos cases pending in which we are a defendant do not include a specific dollar claim for damages. In the cases that do include specific dollar claims for damages, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, but does not attempt to allocate the total monetary claim among the various defendants.

The number of asbestos cases pending at March 31, 2019, is presented below:

Asbestos Cases Pending at
March 31, 2019
Cases with specific dollar claims for damages:
Claims up to $0.2	164
Claims above $0.2 to $5.0	4
Claims above $5.0 to $20.0	3
Total claims with a specific dollar claim for damages (a)	171
Cases without a specific dollar claim for damages	176
Total asbestos cases pending	347

(a)	Involve a total of 2,246 plaintiffs and 19,559 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
	2019	2018
New Claims Filed	11	12
Pending Claims Disposed Of	7	11
Total Amount Paid in Settlements	$0.2	$0.3

Since the onset of asbestos claims against us in 1990, five asbestos claims against us have proceeded to trial in four separate cases. All five concluded with a verdict in our favor. We continue to vigorously defend the asbestos claims. Based upon present knowledge, and the factors above, we believe it is unlikely that the resolution in the aggregate of the asbestos claims against us will have a materially adverse effect on our consolidated results of operations, cash flows or financial condition. However, predictions about the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the effect of bankruptcies of other companies currently or historically defending asbestos claims, (3) the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease each claimant is alleged to suffer, and (5) the potential for enactment of legislation affecting asbestos litigation.

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

NOTE 8 – Share-based Compensation

AK Holding’s Stock Incentive Plan (“SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to our Directors, officers and other employees. We have estimated share-based compensation expense to be $9.5 for 2019. Information on share-based compensation expense is presented below:

	Three Months Ended March 31,
Share-based Compensation Expense	2019	2018
Stock options	$1.7	$1.7
Restricted stock	1.5	1.9
Restricted stock units issued to Directors	0.3	0.3
Performance shares	0.6	0.5
Equity-based long-term performance plan	0.2	0.1
Total share-based compensation expense	$4.3	$4.5

We granted stock options on 1,199,415 shares during the three months ended March 31, 2019, with a weighted-average fair value of $1.52 per share of stock option. No options were exercised during the three months ended March 31, 2019.

We granted restricted stock awards of 768,304 shares during the three months ended March 31, 2019, at a weighted-average fair value of $2.66 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2019 was $1.9.

We granted performance share awards of 595,733 shares during the three months ended March 31, 2019, with a weighted-average fair value of $3.09 per share. The total intrinsic value of performance share awards that vested during the three months ended March 31, 2019 was $0.7.

During the first quarter of 2019, in order to further align our management and stockholder interests, the Board of Directors changed the structure of long-term incentive compensation for executive officers. For performance periods beginning in 2019, 50% of the long-term incentive plan compensation earned by executive officers will now be denominated in stock instead of the 30% denominated in stock for performance periods beginning in 2018. In addition, beginning in 2019, 30% of the compensation earned by other participants under the long-term incentive plan will now be paid in stock. The remaining portion of the long-term incentive plan for all participants will be settled in cash. As a result, the equity-based portion of the long-term incentive plan is treated as share-based compensation with a performance condition.

NOTE 9 – Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	Three Months Ended March 31,
	2019	2018
Foreign currency translation
Balance at beginning of period	$(0.6)	$1.1
Other comprehensive income (loss)—foreign currency translation gain (loss)	(0.7)	1.1
Balance at end of period	$(1.3)	$2.2
Cash flow hedges
Balance at beginning of period	$7.2	$22.3
Cumulative effect of adopting new hedging standard	—	0.8
Other comprehensive income (loss):
Gains (losses) arising in period	7.4	(1.4)
Income tax expense (benefit) (b)	—	—
Gains (losses) arising in period, net of tax	7.4	(1.4)
Reclassification of losses (gains) to net income:
Recorded in cost of products sold	(6.4)	(7.6)
Income tax (expense) benefit (b)	—	—
Net amount of reclassification of losses (gains) to net income, net of tax	(6.4)	(7.6)
Total other comprehensive income (loss), net of tax	1.0	(9.0)
Balance at end of period	$8.2	$14.1
Pension and OPEB plans
Balance at beginning of period	$(106.6)	$(73.6)
Reclassification to net income:
Prior service costs (credits) (a)	(2.6)	(2.4)
Actuarial (gains) losses (a)	(2.6)	3.6
Subtotal	(5.2)	1.2
Income tax (expense) benefit (b)	—	—
Amount of reclassification to net income, net of tax	(5.2)	1.2
Total other comprehensive income (loss), net of tax	(5.2)	1.2
Balance at end of period	$(111.8)	$(72.4)

(a)	Included in pension and OPEB (income) expense

(b)	Included in income tax expense (benefit)

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

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to AK Steel Holding Corporation	$(4.5)	$28.7
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—
Undistributed earnings	$(4.5)	$28.7

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—
Undistributed earnings to common stockholders	(4.5)	28.6
Common stockholders earnings—basic and diluted	$(4.5)	$28.6

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	315.6	314.7
Effect of exchangeable debt	—	0.5
Effect of dilutive stock-based compensation	—	0.8
Common shares outstanding for diluted earnings per share	315.6	316.0

Basic earnings per share:
Distributed earnings	$—	$—
Undistributed earnings	(0.01)	0.09
Basic earnings per share	$(0.01)	$0.09

Diluted earnings per share:
Distributed earnings	$—	$—
Undistributed earnings	(0.01)	0.09
Diluted earnings per share	$(0.01)	$0.09

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	3.5	2.2

NOTE 11 – Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a consolidated variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $12.7 and $16.2 for the three months ended March 31, 2019 and 2018 that was included in our consolidated income before income taxes.

Vicksmetal/Armco Associates

We indirectly own a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company. VAA slits electrical steel primarily for us, though it also does so for third parties. VAA is a consolidated variable interest entity and we are the primary beneficiary. Therefore, we consolidate VAA’s financial results with our financial results. During the first quarter, the owner of the other 50% equity interest in VAA transferred that interest to a third party.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of March 31, 2019, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and a spread over benchmark rates of less than 3% was used for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal, recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$41.2	$—	$41.2	$48.6	$—	$48.6
Other current assets:
Foreign exchange contracts	—	0.2	0.2	—	0.1	0.1
Commodity hedge contracts	—	26.1	26.1	—	13.0	13.0
Other non-current assets:
Foreign exchange contracts	—	0.3	0.3	—	0.4	0.4
Commodity hedge contracts	—	6.3	6.3	—	2.9	2.9
Assets measured at fair value	$41.2	$32.9	$74.1	$48.6	$16.4	$65.0

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.9)	$(0.9)	$—	$(1.2)	$(1.2)
Commodity hedge contracts	—	(2.6)	(2.6)	—	(5.9)	(5.9)
Other non-current liabilities:
Foreign exchange contracts	—	(0.9)	(0.9)	—	(1.5)	(1.5)
Commodity hedge contracts	—	(0.7)	(0.7)	—	(1.6)	(1.6)
Liabilities measured at fair value	$—	$(5.1)	$(5.1)	$—	$(10.2)	$(10.2)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,985.4)	$(1,985.4)	$—	$(1,852.4)	$(1,852.4)
Carrying amount	—	(2,037.7)	(2,037.7)	—	(1,993.7)	(1,993.7)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at March 31, 2019 and December 31, 2018.

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

We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. For input commodities, these derivatives are typically used for a portion of our electricity, iron ore, natural gas and zinc requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures, including timing differences between when we incur raw material commodity costs and when we receive sales surcharges from our customers based on those raw materials. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs.

All commodity derivatives are recognized as an asset or liability at fair value. We record the gains and losses and premiums paid for option contracts for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold when we recognize earnings for the associated underlying transaction. We record all gains or losses from commodity derivatives for which hedge accounting treatment has not been elected to earnings immediately in cost of products sold. We have provided no collateral to counterparties under collateral funding arrangements as of March 31, 2019.

Outstanding derivative contracts and the period over which we are hedging our exposure to the volatility in future cash flows are presented below:

Derivative Contracts	Settlement Dates	March 31, 2019		December 31, 2018
Commodity contracts:
Natural gas (in MMBTUs)	April 2019 to March 2021	43,525,000		39,868,000
Zinc (in lbs)	April 2019 to December 2020	54,450,000		52,150,000
Iron ore (in metric tons)	April 2019 to December 2020	1,955,000		2,125,000
Electricity (in MWHs)	April 2019 to December 2020	1,440,000		1,461,000
Foreign exchange contracts:
Euros (in millions)	April 2019 to June 2019		€7.0		€4.0
Canadian dollars (in millions)	April 2019 to December 2021	C$	128.1	C$	118.6

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	$0.1	$—
Commodity contracts	7.9	3.4
Other non-current assets:
Foreign exchange contracts	0.3	0.4
Commodity contracts	0.8	1.0
Accrued liabilities:
Foreign exchange contracts	(0.9)	(1.2)
Commodity contracts	(2.3)	(4.7)
Other non-current liabilities:
Foreign exchange contracts	(0.9)	(1.5)
Commodity contracts	(0.7)	(1.2)
Derivatives not designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	0.1	0.1
Commodity contracts	18.2	9.6
Other non-current assets—commodity contracts	5.5	1.9
Accrued liabilities—commodity contracts	(0.3)	(1.2)
Other non-current liabilities—commodity contracts	—	(0.4)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations and comprehensive income (loss) are presented below:

	Three Months Ended March 31,
	2019	2018
Gain (loss)
Derivatives designated as cash flow hedges:
Commodity contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	$6.8	$0.3
Reclassified from accumulated other comprehensive income into cost of products sold	6.7	7.6
Foreign exchange contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	0.6	(1.7)
Reclassified from accumulated other comprehensive income into cost of products sold	(0.3)	—
Derivatives not designated as cash flow hedges:
Commodity contracts—recognized in cost of products sold	20.5	(8.7)
Foreign exchange contracts—recognized in other income (expense)	(0.1)	(0.3)

We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. These derivatives do not qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized immediately in our financial results versus being recognized in the period that iron ore purchases affect earnings. For the three months ended March 31, 2019, gains (losses) recognized in cost of products sold shown in the table above include $21.8 for unrealized mark-to-market gains (losses) on iron ore derivatives. Gains (losses) recognized in cost of products sold shown in the table above for unrealized mark-to-market gains (losses) on iron ore derivatives for the corresponding period in 2018 include $(7.7). Not included in the financial results for the three months ended March 31, 2019, were realized gains of $4.7 for iron ore derivatives contracts that settled during the period for which we had recognized mark-to-market gains in our financial results in prior quarters, compared to $2.3 for the same period in 2018.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing derivatives that qualify as cash flow hedges for hedge accounting are presented below:

Hedge	Gains (losses)
Natural gas	$(1.5)
Zinc	4.0
Electricity	(0.5)
Canadian dollars	(1.7)

NOTE 14 – Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Three Months Ended March 31,
	2019	2018
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$33.7	$32.8
Income taxes	2.1	(7.5)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $7.0 and $21.5 for the three months ended March 31, 2019 and 2018. Consolidated cash and cash equivalents at March 31, 2019 and December 31, 2018, include SunCoke Middletown’s cash and cash equivalents of $0.3 and $1.1. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the three months ended March 31, 2019 and 2018 that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We also grant restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities are presented below:

	Three Months Ended March 31,
	2019	2018
Capital investments	$17.8	$20.0
Issuance of restricted stock and restricted stock units	2.3	3.7

NOTE 15 – Labor Agreements

On April 18, 2019, we and the United Steelworkers, Local 1865, which represents approximately 230 production employees at Ashland Works, reached an agreement to revise and extend the collective bargaining agreement. The new agreement includes terms governing the permanent shut down of the facility, including benefits to employees who are terminated or transition to other plants within the company.

In February 2019, we and the United Steelworkers, Local 1190, which governs approximately 240 production employees at Mountain State Carbon LLC, agreed to extend the current labor agreement, originally scheduled to expire on March 1, 2019, to May 1, 2019.

An agreement with the United Auto Workers, Local 3303, which governs approximately 1,150 production employees at Butler Works, expired on April 15, 2019. The parties are continuing to negotiate the terms of a new contract and are currently working under the terms of the old agreement while negotiations continue.

An agreement with the United Auto Workers, Local 4104, which governs approximately 110 production employees at Zanesville Works, is scheduled to expire on May 31, 2019.

An agreement with the United Auto Workers, Local 3462, which governs approximately 310 production employees at Coshocton Works, is scheduled to expire on September 30, 2019.

NOTE 16 – New Accounting Pronouncements

We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as subsequently amended, as of January 1, 2019 through the modified retrospective method applied to those contracts that were not completed as of January 1, 2019. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting treatment. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Adoption of the new standard resulted in recording additional lease assets and liabilities of $291.1 as of January 1, 2019. The adoption of the standard did not materially impact our consolidated net earnings or cash flows.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,549.4	$83.5	$185.4	$(120.6)	$1,697.7
Cost of products sold (exclusive of items shown separately below)	—	1,362.0	59.3	151.9	(107.8)	1,465.4
Selling and administrative expenses	1.4	73.8	3.9	9.7	(12.2)	76.6
Depreciation	—	35.7	2.1	12.6	—	50.4
Ashland Works closure	—	64.1	—	—	—	64.1
Total operating costs	1.4	1,535.6	65.3	174.2	(120.0)	1,656.5
Operating profit (loss)	(1.4)	13.8	18.2	11.2	(0.6)	41.2
Interest expense	—	36.3	—	1.6	—	37.9
Pension and OPEB (income) expense	—	6.5				6.5
Other (income) expense	—	(6.6)	(5.0)	(1.1)	—	(12.7)
Income (loss) before income taxes	(1.4)	(22.4)	23.2	10.7	(0.6)	9.5
Income tax expense (benefit)	—	(4.6)	5.8	0.4	(0.2)	1.4
Equity in net income (loss) of subsidiaries	(3.1)	14.7	—	0.1	(11.7)	—
Net income (loss)	(4.5)	(3.1)	17.4	10.4	(12.1)	8.1
Less: Net income attributable to noncontrolling interests	—	—	—	12.6	—	12.6
Net income (loss) attributable to AK Steel Holding Corporation	(4.5)	(3.1)	17.4	(2.2)	(12.1)	(4.5)
Other comprehensive income (loss)	(4.9)	(4.9)	—	(0.7)	5.6	(4.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(9.4)	$(8.0)	$17.4	$(2.9)	$(6.5)	$(9.4)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,503.0	$77.1	$208.7	$(129.9)	$1,658.9
Cost of products sold (exclusive of item shown separately below)	—	1,353.4	54.6	171.7	(116.0)	1,463.7
Selling and administrative expenses	1.3	74.9	3.6	8.7	(11.8)	76.7
Depreciation	—	43.4	2.0	9.5	—	54.9
Total operating costs	1.3	1,471.7	60.2	189.9	(127.8)	1,595.3
Operating profit (loss)	(1.3)	31.3	16.9	18.8	(2.1)	63.6
Interest expense	—	36.4	—	1.2	—	37.6
Pension and OPEB (income) expense	—	(10.0)	—	—	—	(10.0)
Other (income) expense	—	1.2	(3.5)	(1.6)	—	(3.9)
Income (loss) before income taxes	(1.3)	3.7	20.4	19.2	(2.1)	39.9
Income tax expense (benefit)	—	(11.9)	5.1	2.4	(0.5)	(4.9)
Equity in net income (loss) of subsidiaries	30.0	14.4	—	—	(44.4)	—
Net income (loss)	28.7	30.0	15.3	16.8	(46.0)	44.8
Less: Net income attributable to noncontrolling interests	—	—	—	16.1	—	16.1
Net income (loss) attributable to AK Steel Holding Corporation	28.7	30.0	15.3	0.7	(46.0)	28.7
Other comprehensive income (loss)	(6.7)	(6.7)	—	1.1	5.6	(6.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$22.0	$23.3	$15.3	$1.8	$(40.4)	$22.0

Condensed Consolidated Balance Sheets
March 31, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$20.5	$4.6	$16.1	$—	$41.2
Accounts receivable, net	—	591.5	39.5	111.9	(22.3)	720.6
Inventory	—	1,255.1	55.7	77.8	(9.8)	1,378.8
Other current assets	—	74.6	0.1	14.1	—	88.8
Total current assets	—	1,941.7	99.9	219.9	(32.1)	2,229.4
Property, plant and equipment	—	6,129.3	191.3	675.8	—	6,996.4
Accumulated depreciation	—	(4,821.7)	(104.9)	(180.1)	—	(5,106.7)
Property, plant and equipment, net	—	1,307.6	86.4	495.7	—	1,889.7
Investment in subsidiaries	(3,105.0)	1,966.6	—	68.3	1,070.1	—
Inter-company accounts	3,199.0	—	1,669.5	—	(4,868.5)	—
Operating lease assets	—	222.2	2.9	28.9	—	254.0
Other non-current assets	—	57.1	32.9	307.0	—	397.0
TOTAL ASSETS	$94.0	$5,495.2	$1,891.6	$1,119.8	$(3,830.5)	$4,770.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$690.7	$29.3	$62.5	$(14.3)	$768.2
Accrued liabilities	—	194.6	6.9	23.7	—	225.2
Current portion of operating lease liabilities	—	52.9	0.9	2.3	—	56.1
Current portion of pension and other postretirement benefit obligations	—	37.9	—	0.3	—	38.2
Total current liabilities	—	976.1	37.1	88.8	(14.3)	1,087.7
Non-current liabilities:
Long-term debt	—	2,037.7	—	—	—	2,037.7
Long-term operating lease liabilities	—	190.8	1.9	27.6	—	220.3
Pension and other postretirement benefit obligations	—	821.5	—	2.7	—	824.2
Inter-company accounts	—	4,431.9	—	515.2	(4,947.1)	—
Other non-current liabilities	—	142.2	0.2	28.0	—	170.4
TOTAL LIABILITIES	—	8,600.2	39.2	662.3	(4,961.4)	4,340.3
Equity:
Total stockholders’ equity (deficit)	94.0	(3,105.0)	1,852.4	121.7	1,130.9	94.0
Noncontrolling interests	—	—	—	335.8	—	335.8
TOTAL EQUITY	94.0	(3,105.0)	1,852.4	457.5	1,130.9	429.8
TOTAL LIABILITIES AND EQUITY	$94.0	$5,495.2	$1,891.6	$1,119.8	$(3,830.5)	$4,770.1

Condensed Consolidated Balance Sheets
December 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22.1	$8.2	$18.3	$—	$48.6
Accounts receivable, net	—	515.4	34.0	95.3	(8.9)	635.8
Inventory	—	1,299.6	53.9	75.6	(9.2)	1,419.9
Other current assets	—	85.5	0.1	11.4	—	97.0
Total current assets	—	1,922.6	96.2	200.6	(18.1)	2,201.3
Property, plant and equipment	—	6,111.1	189.7	668.4	—	6,969.2
Accumulated depreciation	—	(4,785.5)	(102.8)	(169.3)	—	(5,057.6)
Property, plant and equipment, net	—	1,325.6	86.9	499.1	—	1,911.6
Investment in subsidiaries	(3,017.4)	1,931.1	—	68.2	1,018.1	—
Inter-company accounts	3,117.3	—	1,630.7	—	(4,748.0)	—
Other non-current assets	—	54.3	32.9	315.6	—	402.8
TOTAL ASSETS	$99.9	$5,233.6	$1,846.7	$1,083.5	$(3,748.0)	$4,515.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$722.5	$26.2	$55.5	$(3.2)	$801.0
Accrued liabilities	—	251.5	8.7	28.7	—	288.9
Current portion of pension and other postretirement benefit obligations	—	38.4	—	0.3	—	38.7
Total current liabilities	—	1,012.4	34.9	84.5	(3.2)	1,128.6
Non-current liabilities:
Long-term debt	—	1,993.7	—	—	—	1,993.7
Pension and other postretirement benefit obligations	—	827.0	—	2.9	—	829.9
Inter-company accounts	—	4,312.3	—	511.2	(4,823.5)	—
Other non-current liabilities	—	105.6	0.2	28.2	—	134.0
TOTAL LIABILITIES	—	8,251.0	35.1	626.8	(4,826.7)	4,086.2
Equity:
Total stockholders’ equity (deficit)	99.9	(3,017.4)	1,811.6	127.1	1,078.7	99.9
Noncontrolling interests	—	—	—	329.6	—	329.6
TOTAL EQUITY	99.9	(3,017.4)	1,811.6	456.7	1,078.7	429.5
TOTAL LIABILITIES AND EQUITY	$99.9	$5,233.6	$1,846.7	$1,083.5	$(3,748.0)	$4,515.7

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.1)	$(35.7)	$13.0	$13.4	$2.5	$(7.9)
Cash flows from investing activities:
Capital investments	—	(32.9)	(1.2)	(10.7)	—	(44.8)
Other investing items, net	—	11.6	—	—	—	11.6
Net cash flows from investing activities	—	(21.3)	(1.2)	(10.7)	—	(33.2)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	45.0	—	—	—	45.0
Redemption of long-term debt	—	(4.0)	—	—	—	(4.0)
Inter-company activity	1.1	15.3	(15.4)	1.5	(2.5)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(6.4)	—	(6.4)
Other financing items, net	—	(0.9)	—	—	—	(0.9)
Net cash flows from financing activities	1.1	55.4	(15.4)	(4.9)	(2.5)	33.7
Net increase (decrease) in cash and cash equivalents	—	(1.6)	(3.6)	(2.2)	—	(7.4)
Cash and equivalents, beginning of period	—	22.1	8.2	18.3	—	48.6
Cash and equivalents, end of period	$—	$20.5	$4.6	$16.1	$—	$41.2

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.0)	$45.7	$4.8	$11.1	$5.0	$65.6
Cash flows from investing activities:
Capital investments	—	(31.4)	(0.9)	(5.6)	—	(37.9)
Other investing items, net	—	—	—	—	—	—
Net cash flows from investing activities	—	(31.4)	(0.9)	(5.6)	—	(37.9)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(10.0)	—	—	—	(10.0)
Redemption of long-term debt	—	—	—	—	—	—
Inter-company activity	2.0	(6.2)	(7.0)	16.2	(5.0)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(10.3)	—	(10.3)
Other financing items, net	(1.0)	0.1	—	—	—	(0.9)
Net cash flows from financing activities	1.0	(16.1)	(7.0)	5.9	(5.0)	(21.2)
Net increase (decrease) in cash and cash equivalents	—	(1.8)	(3.1)	11.4	—	6.5
Cash and equivalents, beginning of period	—	14.5	7.2	16.3	—	38.0
Cash and equivalents, end of period	$—	$12.7	$4.1	$27.7	$—	$44.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

We are a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, which includes electrical power, and distributors and converters markets. Our downstream businesses also provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies.

Our mission is to create innovative, high-quality steel solutions for our customers, and our key values of safety, quality, productivity and innovation, along with environmental responsibility and sustainability, are its foundation. We target customers who require comprehensive steel solutions that involve the most technically demanding, highest-quality steel products, precise “just-in-time” delivery, technical support and product development assistance. Our research and engineering expertise, robust product quality and delivery capabilities, as well as our emphasis on collaborative customer technical support and product planning, are critical factors in our ability to serve our customer markets. We are focused on markets for our steel solutions that deliver higher margins, where possible, and on reducing amounts sold into the steel spot markets, which typically are lower margin and where there has been substantial volatility in pricing over the past several years, primarily due to the effect of shifting international trade environments on our domestic markets.

Our corporate strategy is comprised of three pillars:

•	commercializing our innovative new products and services;

•	transforming our operations to significantly improve our competitive position; and

•	driving future growth in new markets and downstream businesses.

Overview

Our first quarter 2019 operating performance benefited from higher pricing from our January 1 contract renewals and solid demand across most of our markets. These benefits were partially offset by a decline in carbon hot-rolled coil spot market pricing, as well as higher costs for certain raw materials, notably iron ore and coke. In addition, our first quarter 2019 results included charges for the Ashland Works closure discussed below. As a result, our first quarter of 2019 net loss attributable to AK Holding was $4.5, or $0.01 per diluted share of common stock, compared to net income of $28.7, or $0.09 per diluted share, in the first quarter of 2018. Excluding the charges for the Ashland Works closure, adjusted net income was $72.9, or $0.23 per diluted share, in the first quarter of 2019.

Net sales for the first quarter of 2019 increased 2% to $1,697.7, compared to net sales of $1,658.9 in the first quarter of 2018. Average selling price per ton of flat-rolled steel increased 6% to $1,112 from $1,045 in the same quarter a year ago, primarily as a result of higher average selling prices on both contract and spot market sales and higher surcharges on specialty steel products. Flat-rolled steel shipments of 1,388,400 tons for the first quarter of 2019 were down 3% from the same quarter a year ago, primarily due to lower shipments to the auto market, as expected.

In January 2019, we announced our intent to close Ashland Works, including the previously idled blast furnace and steelmaking operations (“Ashland Works Hot End”), and the hot dip galvanizing coating line that has remained operational. We are transitioning products to our other U.S. coating lines, and plan to close the Ashland Works line before the end of 2019. We recorded a charge of $77.4, or $0.24 per diluted share, during the first quarter of 2019 for termination of certain take-or-pay agreements, supplemental unemployment and other employee benefit costs, estimated multiemployer plan withdrawal liability, and other costs.

First quarter 2019 adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) was $160.9, or 9.5% of net sales, compared to adjusted EBITDA of $118.7, or 7.2% of net sales, for the first quarter of 2018. Included in the first quarter 2019 results are mark-to-market gains of $21.8 from iron ore derivatives. For the same period in 2018, we recorded a mark-to-market loss of $7.7. Also included in the recent first quarter results was an $11.6 gain from the sale of electrical transmission assets at our Dearborn Works. The sale of the assets transfers their maintenance requirements to and expands the portfolio of the buyer, who is in the business of owning and operating high voltage power transmission assets.

Liquidity was $937.5 at the end of the first quarter of 2019, consisting of cash and cash equivalents and $896.8 of availability under our Credit Facility. Borrowings under the credit facility were $380.0 at March 31, 2019. In April 2019, we increased the Credit Facility by $150.0 to $1,500.0.

Steel Shipments

Total shipments of flat-rolled steel were 1,388,400 tons and 1,430,900 tons for the three months ended March 31, 2019 and 2018. The 3% decrease in flat-rolled steel shipments from a year ago was primarily a result of lower shipments to the automotive market, as expected. Shipments of flat-rolled steel by product category for the three months ended March 31, 2019 and 2018, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category
Three Months Ended March 31,
Net Sales

The following table presents information on net sales:

	Three Months Ended March 31,
	2019	2018	Increase
Net sales	$1,697.7	$1,658.9	2%
Average net selling price per ton of flat-rolled steel	1,112	1,045	6%
Net sales outside the United States	143.2	167.8
Net sales outside the United States as a percent of net sales	8%	10%

The increase in net sales and average flat-rolled steel selling price per ton from the year-ago quarter was driven largely by better automotive steel pricing, along with higher realized prices in the distributors and converters markets. The increase in net sales was partly offset by slightly lower steel shipments, as expected.

The following table presents the percentage of net sales to each of our markets:

	Three Months Ended March 31,
Market	2019	2018
Automotive	64%	67%
Infrastructure and Manufacturing	16%	15%
Distributors and Converters	20%	18%

Cost of Products Sold

Cost of products sold was $1,465.4 for the three months ended March 31, 2019, an increase from $1,463.7 for the three months ended March 31, 2018, primarily driven by higher costs for raw materials, especially iron ore and coke.

Cost of products sold as a percentage of sales decreased to 86.3% for the three months ended March 31, 2019 from 88.2% for the three months ended March 31, 2018, primarily as a result of higher selling prices, partly offset by higher costs for raw materials. Planned maintenance outage costs were $3.5 in the three months ended March 31, 2019, compared to $4.1 in 2018. We recorded mark-to-market gains of $21.8 for the three months ended March 31, 2019, from iron ore derivatives. For the same period in 2018, we recorded a mark-to-market loss of $7.7.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2019 were $76.6 compared to $76.7 for the corresponding period in 2018.

Depreciation

Depreciation expense for the three months ended March 31, 2019 was $50.4, compared to $54.9 for the three months ended March 31, 2018. The decline was primarily a result of a significant amount of fixed assets related to the initial construction of Rockport Works becoming fully depreciated as of December 31, 2018.

Ashland Works Closure

In January 2019, we announced our intent to close Ashland Works, including the previously idled Ashland Works Hot End and the hot dip galvanizing coating line that has remained operational. Factors that influenced our decision to close Ashland Works included an uncertain global trade landscape influenced by shifting domestic and international political priorities, Ashland Works’ high cost of production, and continued intense competition from domestic and foreign steel competitors. These conditions directly impact our pricing, which in turn directly impacts our assessment of the demand forecasts for the markets we serve. Despite several successful trade actions, we continue to see a high level of carbon steel imports driven by global overcapacity, particularly in China. We also have seen significant capacity restarted or new capacity additions announced in the United States. In addition, we have recently concluded that we have sufficient coating capacity to meet our customers’ needs without using our coating operations at Ashland Works. We are transitioning products to our other U.S. coating lines and plan to close the Ashland Works line before the end of 2019.

We recorded a charge of $77.4 during the first quarter of 2019, which includes $18.5 for termination of certain take-or-pay supply agreements, $15.2 for supplemental unemployment and other employee benefit costs, pension and OPEB termination benefits of $13.3 (recorded in pension and OPEB (income) expense), an estimated multiemployer plan withdrawal liability of $23.0, and $7.4 for other costs. The supplemental unemployment and other employee benefit costs are expected to be paid primarily in 2020 and 2021. For the $77.4 charge, we expect to make cash payments of approximately $15.0 in 2019, $30.0 in 2020 and the remaining amount over several years thereafter. The actual multiemployer plan withdrawal liability will not be known until 2020 and is expected to be paid over a number of years. In addition to the $77.4 charge recorded in the first quarter of 2019, we expect to record expenses of approximately $14.0 over the full-year 2019, consisting of cash costs of approximately $10.0 related to closing the facility and $4.0 of accelerated depreciation related to the coating line fixed assets. These cash costs related to closing the facility will decline in future years and no depreciation expense will be incurred beyond 2019.

Operating Profit

Operating profit was $41.2 for the three months ended March 31, 2019, compared to $63.6 for the three months ended March 31, 2018. Included in operating profit was $12.7 related to SunCoke Middletown for the three months ended March 31, 2019, compared to $16.2 for the same period in 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $37.9, compared to $37.6 in the same period a year ago.

Pension and Other Postretirement Employee Benefit (“OPEB”) (Income) Expense

Pension and OPEB expense was $6.5 for the three months ended March 31, 2019, compared to income of $10.0 for the corresponding period in 2018. The decrease in income was primarily due to pension and OPEB termination benefits of $13.3 recognized in the first quarter of 2019 associated with the previously announced Ashland Works closure and a lower than expected return on plan assets, partially offset by a greater amount of amortization of unrealized gains.

Other (Income) Expense

Other (income) expense was $(12.7) for the three months ended March 31, 2019, compared to $(3.9) for the same period ended March 31, 2018. Included in the first quarter of 2019 was a gain of $11.6 related to the sale of electrical transmission assets at our Dearborn Works.

Income Tax Expense (Benefit)

Income taxes recorded for the periods ended March 31, 2019 and 2018 were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. During the first three months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

Net Income (Loss) Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported a net loss attributable to AK Holding of $4.5, or $0.01 per diluted share, for the three months ended March 31, 2019, compared to net income attributable to AK Holding of $28.7, or $0.09 per diluted share, for the three months ended March 31, 2018. Adjusted for the charge for the Ashland Works closure, we reported adjusted net income of $72.9, or $0.23 per diluted share, for the three months ended March 31, 2019.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $160.9, or 9.5% of net sales, for the three months ended March 31, 2019, was greater than adjusted EBITDA of $118.7, or 7.2% of net sales, for the three months ended March 31, 2018.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA, adjusted EBITDA margin and adjusted net income attributable to AK Holding that exclude the effects of noncontrolling interests and costs associated with the closure of Ashland Works. We believe that reporting adjusted net income (as a total and on a per share basis) with these items excluded more clearly reflects our current operating results and provides investors with a better understanding of our overall financial performance. Adjustments to net income do not result in an income tax effect as any gross income tax effects are offset by a corresponding change in the deferred income tax valuation allowance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, we have made adjustments to EBITDA noted in the preceding paragraph. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze our financial results in relation to those of our competitors and to our prior financial performance by excluding items that otherwise would distort the comparison. Adjusted EBITDA, adjusted EBITDA margin and adjusted net income are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

Neither current nor potential investors in our securities should rely on adjusted EBITDA, adjusted EBITDA margin or adjusted net income as a substitute for any GAAP financial measure, and we encourage current and potential investors to review the following reconciliations of adjusted EBITDA and adjusted net income.

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to AK Holding	$(4.5)	$28.7
Net income attributable to noncontrolling interests	12.6	16.1
Income tax expense (benefit)	1.4	(4.9)
Interest expense, net	37.7	37.4
Depreciation and amortization	56.3	61.3
EBITDA	103.5	138.6
Less: EBITDA of noncontrolling interests (a)	20.0	19.9
Ashland Works closure	77.4	—
Adjusted EBITDA	$160.9	$118.7
Adjusted EBITDA margin	9.5%	7.2%

(a)	The reconciliation of net income attributable to noncontrolling interests to EBITDA of noncontrolling interests is as follows:

	Three Months Ended March 31,
	2019	2018
Net income attributable to noncontrolling interests	$12.6	$16.1
Depreciation	7.4	3.8
EBITDA of noncontrolling interests	$20.0	$19.9

Reconciliation of Adjusted Net Income

	Three Months Ended March 31,
	2019	2018
Reconciliation to Net Income (Loss) Attributable to AK Holding
Net income (loss) attributable to AK Holding, as reported	$(4.5)	$28.7
Ashland Works closure	77.4	—
Adjusted net income attributable to AK Holding	$72.9	$28.7

Reconciliation to Diluted Earnings (Loss) per Share
Diluted earnings (loss) per share, as reported	$(0.01)	$0.09
Ashland Works closure	0.24	—
Adjusted diluted earnings per share	$0.23	$0.09

Liquidity and Capital Resources

At March 31, 2019, our total liquidity was $937.5, consisting of $40.7 of cash and cash equivalents and $896.8 of availability under the Credit Facility. Our eligible collateral was in excess of $1,350.0 at March 31, 2019, after application of advance rates. At March 31, 2019, we had $380.0 of outstanding borrowings under the Credit Facility, and $73.2 of outstanding letters of credit that reduced availability. In April 2019, we increased the Credit Facility to $1,500.0. Because of the favorable interest rate under the Credit Facility, we may use the additional borrowing capacity for general corporate purposes including, but not limited to, redemption of outstanding debt when it comes due. Please see Item 5 for additional information on our increase in the Credit Facility. Adjusted for the additional collateral available above $1,350.0, our total liquidity would have been $1,043.2 if the $1,500.0 Credit Facility had been in effect as of March 31, 2019. During the three months ended March 31, 2019, our borrowings from the Credit Facility ranged from $300.0 to $465.0, with outstanding borrowings averaging $385.9 per day. We may use the Credit Facility from time to time to fund requirements for working capital, capital investments, other investments and general corporate purposes. Consolidated cash and cash equivalents of $41.2 at March 31, 2019, included $0.5 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

We believe that our current sources of liquidity will be adequate to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for items such as capital investments, employee and retiree benefit obligations, scheduled debt maturities and debt redemptions with internally generated cash and other financing sources. As part of our efforts to improve our capital structure, we regularly evaluate accessing the capital markets as a source of liquidity if we view conditions as favorable. We may use the Credit Facility as necessary to fund requirements for working capital, capital investments and other general corporate purposes. We are focused on reducing debt through free cash flow generation. In 2019, our only scheduled debt maturity is our $148.5 of 5.0% Exchangeable Senior Notes (the “Exchangeable Notes”) due November 2019. We intend to refinance the Exchangeable Notes prior to maturity or use availability under our Credit facility to repay them. We believe that we would continue to have more than sufficient liquidity if we were to borrow under the Credit Facility to retire the Exchangeable Notes. Our Credit Facility is scheduled to expire in September 2022 and any amounts outstanding under it at the time of expiration would need to be repaid or refinanced.

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

Cash used by operating activities was $7.9 for the three months ended March 31, 2019. This total included cash generated by SunCoke Middletown of $7.0, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant uses of cash included an increase in accounts receivable and a decrease in accounts payable, mostly offset by cash generated from normal business activities and a reduction in inventory.

Investing and Financing Activities

During the three months ended March 31, 2019, net cash used for investing activities totaled $33.2, primarily due to capital investments of $44.8. For 2019, we expect to make capital investments of approximately $170.0 to $190.0, including about $25.0 to $30.0 of growth-related investments for our downstream businesses. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility.

During the three months ended March 31, 2019, net cash generated by financing activities was $33.7, which included net borrowings under the Credit Facility of $45.0 and distributions from SunCoke Middletown to its noncontrolling interest owners of $6.4.

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

Employee Benefit Obligations

We are required to contribute $45.9 to the master pension trust during 2019, of which $9.2 was contributed through March 31, 2019, and another $10.3 was contributed in April 2019. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $50.0 in 2020 and $50.0 in 2021. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations, and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

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

Creating innovative products and breakthrough solutions is a strategic priority, as we believe differentiation through producing higher value steels to meet challenging requirements enables us to maintain and enhance our margins. We conduct a broad range of research and development activities aimed at improving existing products and processes and developing new ones. Our tradition of leading steel innovation has produced a highly diversified flat-rolled steel product portfolio. In recent years, we have increased our commitment to research and development with greater investment, both in personnel and capabilities. One of these investments, our state-of-the-art Research and Innovation Center in Middletown, Ohio, has resulted in enhanced technical collaboration and increased introduction of new steel solutions to the marketplace.

In March 2019, we received an award from the U.S. Department of Energy (“DOE”) to leverage high performance computing from the Lawrence Livermore National Laboratory to conduct hot rolling research. Researchers from AK Steel will work in collaboration with scientists from the Computational Engineering Division to build a Fast Acting Reduced Ordered Model to predict the properties of a finished steel coil after hot rolling in order to continue to improve product consistency, provide immediate feedback on product quality, and to save time, money and energy by reducing expensive industrial trials. This research also will complement current Artificial Intelligence models used in the manufacture of AK Steel’s portfolio of innovative steel products. This is the third award AK Steel has recently received from the DOE Office of Energy Efficiency and Renewable Energy Advanced Manufacturing Office to support innovative steel research. The first, awarded in 2017, focused on manufacturing new steels that provide increased efficiency in high-frequency electric motors, and a second award in 2018 focused on investigating novel low density steels in the laboratory, which could ultimately be used in automotive structural applications. All three awards underscore AK Steel’s innovation and commitment to being a leader in next generation steel product and process development.

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

Members of the U.S. Congress have introduced legislation to restrict the President’s power to implement tariffs on national security grounds. Some of the proposed legislation has included provisions that would require Congressional approval of the current Section 232 proclamations or they would terminate. If such legislation is passed by both the House of Representatives and Senate, President Trump would have the ability to veto it, which would then require a two-thirds majority vote in each of the branches of Congress to override the presidential veto. In addition, there are pending challenges to the President’s authority and actions under Section 232 in the U.S. court system and before international bodies.

United States-Mexico-Canada Trade Agreement

On October 1, 2018, the Trump administration announced that the U.S. had reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”), which is being proposed to replace the existing North American Free Trade Agreement (“NAFTA”) among those countries. Among other things, the USMCA, as proposed, includes revised “rules of origin” that exempt automakers and other manufacturers from tariffs if their automobiles and other products incorporate certain levels of materials produced in North America, including steel, and labor from workers paid at least $16 per hour. We believe that the USMCA has the potential to incentivize automakers and other manufacturers to increase manufacturing production in North America and to increase demand for North American steel. Because all of our manufacturing facilities are located in North America and our principal market is automotive, this would positively impact our business. For the proposed USMCA to take effect, both houses of Congress must approve implementing legislation, and we cannot currently predict when, if ever, this may occur. The proposed USMCA does not alter or affect the terms of Section 232 tariffs on imported steel or related retaliatory tariffs, which continue to remain in effect.

New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to Note 16 of the condensed consolidated financial statements.

Forward-Looking Statements

Certain statements we made or incorporated by reference in this Form 10-Q, or made in other documents furnished to or filed with the Securities Exchange Commission, as well as in press releases or in presentations made by our employees, reflect our estimates and beliefs and are intended to be, and hereby are identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify forward-looking statements. We caution readers that forward-looking statements reflect our current beliefs and judgments, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks and uncertainties and contingencies that are beyond our control. They are also based upon assumptions about future business decisions and conditions that may change. In particular, these include, but are not limited to, statements in the Liquidity and Capital Resources section and Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Forward-looking statements are only predictions and involve risks and uncertainties, resulting in the possibility that actual events or performance will differ materially from such predictions as a result of certain risk factors. Such factors that could cause our actual results and financial condition to differ materially from the results contemplated by such forward-looking statements include reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry; domestic and global steel overcapacity; risks related to U.S. government actions on trade agreements and treaties, laws, regulations or policies affecting trade; changes in the cost of raw materials, supplies and energy; our significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of our major customers or key suppliers; our significant proportion of sales to the automotive market; reduced demand in key product markets due to competition from aluminum and other alternatives to steel; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials or supplies; production disruption or reduced production levels; our healthcare and pension obligations; not reaching new labor agreements on a timely basis; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emissions; conditions in the financial, credit, capital and banking markets; our use of derivative contracts to hedge commodity pricing volatility; potential permanent idling of facilities; inability to fully realize benefits of margin enhancement initiatives; information technology security threats, cybercrime and exposure of private information; our failure to achieve expected benefits of the Precision Partners acquisition; and changes in tax laws and regulations; as well as those risks and uncertainties discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

As such, we caution readers not to place undue reliance on forward-looking statements, which speak only to our plans, assumptions and expectations as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our exposures to market risk since December 31, 2018. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2018 Form 10-K for a discussion on our exposures to market risk.

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

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on January 1, 2019. We implemented a new software solution to support our accounting for leases and have implemented new internal controls in response. There has been no other change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 7 of the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the principal risk factors that could impact our results in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2019	302,285	$2.64	—
February 2019	—	—	—
March 2019	586	2.75	—
Total	302,871	2.64	—	$125.6

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

Item 5. Other Information.

On April 26, 2019, AK Steel Corporation (the “Company”) entered into a First Amendment to Second Amended and Restated Loan and Security Agreement (the “Amendment”), by and among the Company, certain subsidiaries of the Company, Bank of America, N.A., as Agent, and certain financial institutions, as lenders, which amended the credit agreement governing the Credit Facility. Pursuant to the Amendment, we exercised the "accordion" feature under our Credit Facility, which allows us to request an increase in the revolver commitments thereunder, and as a result increased such commitments by $150.0. The Amendment did not alter any of the other material terms and conditions applicable to the Credit Facility. We exercised this feature in order to facilitate the Company’s ability to cost-effectively fund certain activities, including the potential future repurchase, redemption or retirement of other debt, by taking advantage of the favorable interest rate for borrowings under the Credit Facility. The foregoing description does not constitute a complete summary of the Amendment and is qualified by reference in its entirety to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.1.

Item 6. Exhibits.

Exhibit Number	Description
*10.1
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 13, 2017, among AK Steel Corporation, as Borrower, the guarantors named therein, certain financial institutions, as Lenders, and Bank of America, N.A., as agent for the Lenders

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	April 29, 2019	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	April 29, 2019	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer