Form 10-Q
period 2019-06-30
AK STEEL HOLDING CORP
filed 2019-07-29
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (513) 425-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $0.01 Par Value	AKS	The New York Stock Exchange

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

There were 316,384,868 shares of common stock outstanding as of July 25, 2019.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2019	2018	2019	2018
Net sales	$1,680.5	$1,746.6	$3,378.2	$3,405.5

Cost of products sold (exclusive of items shown separately below)	1,449.0	1,512.7	2,914.4	2,976.4
Selling and administrative expenses	75.3	79.5	151.9	156.2
Depreciation	49.6	54.9	100.0	109.8
Ashland Works closure	—	—	64.1	—
Total operating costs	1,573.9	1,647.1	3,230.4	3,242.4
Operating profit	106.6	99.5	147.8	163.1
Interest expense	37.1	37.9	75.0	75.5
Pension and OPEB (income) expense	(6.9)	(10.0)	(0.4)	(20.0)
Other (income) expense	(4.5)	(0.2)	(17.2)	(4.1)
Income before income taxes	80.9	71.8	90.4	111.7
Income tax expense (benefit)	1.0	(0.5)	2.4	(5.4)
Net income	79.9	72.3	88.0	117.1
Less: Net income attributable to noncontrolling interests	13.1	15.7	25.7	31.8
Net income attributable to AK Steel Holding Corporation	$66.8	$56.6	$62.3	$85.3
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.21	$0.18	$0.20	$0.27
Diluted	$0.21	$0.18	$0.20	$0.27

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2019	2018	2019	2018
Net income	$79.9	$72.3	$88.0	$117.1
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	0.4	(2.2)	(0.3)	(1.1)
Cash flow hedges:
Gains (losses) arising in period	(24.3)	(4.1)	(16.9)	(5.5)
Reclassification of losses (gains) to net income	2.1	(5.5)	(4.3)	(13.1)
Pension and OPEB plans:
Reclassification of prior service cost (credits) to net income	(2.5)	(2.5)	(5.1)	(4.9)
Reclassification of losses (gains) to net income	(2.7)	3.6	(5.3)	7.2
Other comprehensive income (loss), before tax	(27.0)	(10.7)	(31.9)	(17.4)
Income tax benefit related to items of comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(27.0)	(10.7)	(31.9)	(17.4)
Comprehensive income	52.9	61.6	56.1	99.7
Less: Comprehensive income attributable to noncontrolling interests	13.1	15.7	25.7	31.8
Comprehensive income attributable to AK Steel Holding Corporation	$39.8	$45.9	$30.4	$67.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$42.2	$48.6
Accounts receivable, net	675.2	635.8
Inventory	1,353.9	1,419.9
Other current assets	88.9	97.0
Total current assets	2,160.2	2,201.3
Property, plant and equipment	7,034.5	6,969.2
Accumulated depreciation	(5,155.3)	(5,057.6)
Property, plant and equipment, net	1,879.2	1,911.6
Operating lease assets	245.7	—
Other non-current assets	401.9	402.8
TOTAL ASSETS	$4,687.0	$4,515.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$732.3	$801.0
Accrued liabilities	242.9	288.9
Current portion of operating lease liabilities	53.9	—
Current portion of pension and other postretirement benefit obligations	37.8	38.7
Total current liabilities	1,066.9	1,128.6
Non-current liabilities:
Long-term debt	1,946.2	1,993.7
Long-term operating lease liabilities	212.9	—
Pension and other postretirement benefit obligations	808.0	829.9
Other non-current liabilities	177.4	134.0
TOTAL LIABILITIES	4,211.4	4,086.2
Equity:
Common stock, authorized 450,000,000 shares of $0.01 par value each; issued 317,705,839 and 316,595,613 shares in 2019 and 2018; outstanding 316,342,354 and 315,535,765 shares in 2019 and 2018	3.2	3.2
Additional paid-in capital	2,901.0	2,894.9
Treasury stock, common shares at cost, 1,363,485 and 1,059,848 shares in 2019 and 2018	(7.2)	(6.4)
Accumulated deficit	(2,629.5)	(2,691.8)
Accumulated other comprehensive loss	(131.9)	(100.0)
Total stockholders’ equity	135.6	99.9
Noncontrolling interests	340.0	329.6
TOTAL EQUITY	475.6	429.5
TOTAL LIABILITIES AND EQUITY	$4,687.0	$4,515.7

The condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	June 30, 2019	December 31, 2018
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$0.1	$1.1
Accounts receivable, net	20.0	0.5
Inventory	25.6	21.1
Property, plant and equipment	428.7	427.8
Accumulated depreciation	(118.6)	(106.9)
Accounts payable	16.8	13.7
Other assets (liabilities), net	—	(1.7)
Noncontrolling interests	339.0	328.2

Other variable interest entities
Cash and cash equivalents	$0.1	$0.5
Property, plant and equipment	11.7	11.7
Accumulated depreciation	(9.9)	(9.8)
Other assets (liabilities), net	0.1	0.5
Noncontrolling interests	1.0	1.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2019	2018
Cash flows from operating activities:
Net income	$88.0	$117.1
Depreciation	86.4	102.1
Depreciation—SunCoke Middletown	13.6	7.7
Amortization	17.5	17.3
Ashland Works closure	64.1	—
Deferred income taxes	0.6	(7.2)
Pension and OPEB expense (income)	2.5	(16.2)
Contributions to pension trust	(19.5)	(15.2)
Other postretirement benefit payments	(15.6)	(19.3)
Mark-to-market (gains) losses on derivative contracts	(61.1)	(7.4)
Changes in working capital	(33.4)	28.8
Other operating items, net	(6.9)	(20.3)
Net cash flows from operating activities	136.2	187.4
Cash flows from investing activities:
Capital investments	(82.4)	(64.0)
Other investing items, net	10.3	0.3
Net cash flows from investing activities	(72.1)	(63.7)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	(50.0)	(80.0)
Redemption of long-term debt	(4.2)	—
SunCoke Middletown distributions to noncontrolling interest owners	(15.3)	(34.8)
Other financing items, net	(1.0)	(0.9)
Net cash flows from financing activities	(70.5)	(115.7)
Net increase (decrease) in cash and cash equivalents	(6.4)	8.0
Cash and cash equivalents, beginning of period	48.6	38.0
Cash and cash equivalents, end of period	$42.2	$46.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2019	2018	2019	2018
Common stock
Balance at beginning and end of period	$3.2	$3.2	$3.2	$3.2
Additional paid-in capital
Balance at beginning of period	2,899.2	2,889.3	2,894.9	2,884.8
Share-based compensation	1.8	1.8	6.1	6.3
Balance at end of period	2,901.0	2,891.1	2,901.0	2,891.1
Treasury stock
Balance at beginning of period	(7.2)	(6.4)	(6.4)	(5.4)
Purchase of treasury stock	—	—	(0.8)	(1.0)
Balance at end of period	(7.2)	(6.4)	(7.2)	(6.4)
Accumulated deficit
Balance at beginning of period	(2,696.3)	(2,849.1)	(2,691.8)	(2,877.0)
Cumulative effect of adopting new hedging standard	—	—	—	(0.8)
Net income	66.8	56.6	62.3	85.3
Balance at end of period	(2,629.5)	(2,792.5)	(2,629.5)	(2,792.5)
Accumulated other comprehensive loss
Balance at beginning of period	(104.9)	(56.1)	(100.0)	(50.2)
Cumulative effect of adopting new hedging standard	—	—	—	0.8
Change in accumulated other comprehensive loss	(27.0)	(10.7)	(31.9)	(17.4)
Balance at end of period	(131.9)	(66.8)	(131.9)	(66.8)
Noncontrolling interests
Balance at beginning of period	335.8	351.0	329.6	345.2
Net income	13.1	15.7	25.7	31.8
Net distributions to noncontrolling interests	(8.9)	(24.5)	(15.3)	(34.8)
Balance at end of period	340.0	342.2	340.0	342.2
Total equity	$475.6	$370.8	$475.6	$370.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation—These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context provides otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. In our opinion, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2019 and December 31, 2018, our results of operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. Our results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results we expect for the full year ending December 31, 2019. These condensed consolidated financial statements should be read along with our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 – Supplementary Financial Statement Information

Revenue

Net sales by market are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Automotive	$1,081.7	$1,108.7	$2,172.6	$2,227.8
Infrastructure and Manufacturing	267.7	263.8	545.8	505.1
Distributors and Converters	331.1	374.1	659.8	672.6
Total	$1,680.5	$1,746.6	$3,378.2	$3,405.5

Net sales by product line are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Carbon steel	$1,102.2	$1,102.4	$2,201.4	$2,171.0
Stainless and electrical steel	431.0	483.1	875.5	909.2
Tubular products, components and other	147.3	161.1	301.3	325.3
Total	$1,680.5	$1,746.6	$3,378.2	$3,405.5

We sell domestically to customers located primarily in the Midwestern, Southern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States were $152.1 and $295.3 for the three and six months ended June 30, 2019, compared to $172.9 and $340.7 for the corresponding periods in 2018.

Inventory

Inventories as of June 30, 2019 and December 31, 2018, are presented below:

	June 30, 2019	December 31, 2018
Finished and semi-finished	$1,003.8	$1,054.4
Raw materials	350.1	365.5
Inventory	$1,353.9	$1,419.9

Other Non-Current Assets

Intangible assets at June 30, 2019 and December 31, 2018, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
As of June 30, 2019
Customer relationships	$36.6	$(10.0)	$26.6
Technology	23.0	(6.2)	16.8
Intangible assets	$59.6	$(16.2)	$43.4

As of December 31, 2018
Customer relationships	$36.6	$(7.4)	$29.2
Technology	19.3	(4.6)	14.7
Intangible assets	$55.9	$(12.0)	$43.9

Amortization expense related to intangible assets was $2.2 and $4.2 for the three and six months ended June 30, 2019, compared to $2.3 and $4.7 for the three and six months ended June 30, 2018.

Investments in Affiliates

We have investments in several businesses that are accounted for using the equity method of accounting. Summarized financial statement data for all investees is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$83.0	$83.5	$160.8	$158.3
Gross profit	24.0	23.6	45.5	44.7
Net income	4.3	5.1	7.0	9.3

Our share of income of equity investees (included in cost of products sold)	1.4	1.7	2.1	3.0

Ashland Works Closure

In January 2019, our Board of Directors approved and we announced the planned closure of our Ashland Works, including the previously idled blast furnace and steelmaking operations (“Ashland Works Hot End”) and the hot dip galvanizing coating line that has continued to operate. Factors that influenced our decision to close Ashland Works included an uncertain global trade landscape influenced by shifting domestic and international political priorities, Ashland Works’ high cost of production, and continued intense competition from domestic and foreign steel competitors. These conditions directly impact our pricing, which in turn directly impacts our assessment of the demand forecasts for the markets we serve. Despite several successful trade actions, we continue to see a high level of carbon steel imports driven by global overcapacity, particularly in China. The global overcapacity is expected to be exacerbated by several domestic steel companies that have restarted or plan new capacity additions in the United States. In addition, we have concluded that we have sufficient coating capacity to meet our customers’ needs without using our coating operations at Ashland Works. We are presently transitioning products to our other U.S. coating lines, and plan to close the Ashland Works coating line before the end of 2019.

We recorded a charge of $77.4 during the first quarter of 2019, which included $18.5 for termination of take-or-pay supply agreements, $15.2 for supplemental unemployment and other employee benefit costs, pension and OPEB termination benefits of $13.3 (recorded in pension and OPEB (income) expense), an estimated multiemployer plan withdrawal liability of $23.0, and $7.4 for other costs. The supplemental unemployment and other employee benefit costs are expected to be paid primarily in 2020 and 2021. For the $77.4 charge, we expect to make cash payments of approximately $15.0 in 2019, $30.0 in 2020 and the remaining amount over several years thereafter. The actual multiemployer plan withdrawal liability will not be known until 2020 and is expected to be paid over a number of years. In addition to the $77.4 charge recorded in the first quarter of 2019, we expect to record expenses of approximately $14.0 over the full-year 2019, consisting of cash costs of approximately $10.0 related to closing the facility and $4.0 of accelerated depreciation related to the coating line fixed assets. These cash costs related to closing the facility will decline in future years and no depreciation expense will be incurred beyond 2019. During the second quarter of 2019, we recorded adjustments to these amounts, consisting of $5.0 of additional employee benefit costs agreed to with the United Steelworkers for concluding the collective bargaining agreement, offset by a $5.0 reduction in the estimated multiemployer plan withdrawal liability. Ongoing costs to maintain the equipment and utilities and meet supplier obligations related to the idled Ashland Works Hot End were $2.4 and $4.9 for the three and six months ended June 30, 2019, and $5.0 and $10.4 for the corresponding periods in 2018.

NOTE 3 – Income Taxes

Income taxes recorded for the periods ended June 30, 2019 and 2018, were estimated using the discrete method. Income taxes are based on our financial results through the end of the period, as well as the related change in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, we determined that using the discrete method is more appropriate than using the annual effective tax rate method.

During the first six months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating loss carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

NOTE 4 – Long-term Debt and Other Financing

Debt balances at June 30, 2019 and December 31, 2018, are presented below:

	June 30, 2019	December 31, 2018
Credit Facility	$285.0	$335.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	148.5	148.5
7.625% Senior Notes due October 2021	406.2	406.2
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	270.2	274.8
7.00% Senior Notes due March 2027	391.6	391.6
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt discount and issuance costs	(34.6)	(41.7)
Total long-term debt	$1,946.2	$1,993.7

During the six months ended June 30, 2019, we were in compliance with all the terms and conditions of our debt agreements. The Exchangeable Notes maturing in 2019 and $7.3 of Industrial Revenue Bonds due in 2020 are classified as long term based on our ability and intent to refinance that debt on a long-term basis. During the six months ended June 30, 2019, we repurchased an aggregate principal amount of $4.6 of our 6.375% Senior Notes due October 2025 in private, open market transactions and recognized a net gain on the repurchases totaling $0.6, which is included in other (income) expense.

Credit Facility

In April 2019, we increased the capacity of our revolving credit facility (the “Credit Facility”), which expires in September 2022, by $150.0 to $1,500.0. As of June 30, 2019, we had outstanding borrowings of $285.0 under the Credit Facility, and our eligible collateral under the Credit Facility, after application of applicable advance rates, was $1,395.2. Availability as of June 30, 2019, was $1,037.1 after reductions of $73.1 for outstanding letters of credit.

NOTE 5 – Leases

We have leases primarily for offices, production buildings and equipment. Our leases have remaining contractual lease terms up to 19 years. Certain of those leases include options to extend the leases, and those options are for periods from 1 to 32 years depending on the particular lease. Some leases may also include options to terminate the leases. Certain leases include variable lease payments based on production, usage or independent factors such as changes in published producer price indexes.

Lease costs are presented below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating leases	$17.2	33.9
Short-term leases	10.5	21.6
Variable lease costs	18.5	35.8
Total	$46.2	$91.3

Other information related to leases was as follows:

Six Months Ended June 30,
2019
Cash paid for operating leases within cash flows from operating activities	$36.6
Right-of-use assets obtained in exchange for operating lease liabilities	6.5
Weighted-average remaining lease term of operating leases (in years)	7.7
Weighted-average discount rate for operating leases	8.4%

Future minimum lease payments under noncancelable operating leases as of June 30, 2019, were as follows:

Year ending December 31:
2019 (remaining period of year)	$36.1
2020	63.5
2021	51.4
2022	41.4
2023	35.1
Thereafter	148.5
Total future minimum operating lease payments	376.0
Less imputed interest	109.2
Total operating lease liabilities	266.8
Less current portion of operating lease liabilities	53.9
Long-term operating lease liabilities	$212.9

NOTE 6 – Pension and Other Postretirement Benefits

Net periodic benefit (income) expense for pension and other postretirement benefits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension Benefits
Service cost	$0.7	$0.7	$1.2	$1.5
Interest cost	22.2	23.8	44.5	47.5
Expected return on assets	(28.0)	(38.8)	(56.0)	(77.6)
Amortization of prior service cost	0.8	0.9	1.5	1.9
Amortization of (gain) loss	(1.8)	4.0	(3.5)	7.9
Termination benefits—Ashland Works	—	—	9.7	—
Net periodic benefit (income) expense	$(6.1)	$(9.4)	$(2.6)	$(18.8)

Other Postretirement Benefits
Service cost	$0.8	$1.2	$1.7	$2.3
Interest cost	4.1	3.9	8.2	7.8
Amortization of prior service cost (credit)	(3.3)	(3.4)	(6.6)	(6.8)
Amortization of (gain) loss	(0.9)	(0.4)	(1.8)	(0.7)
Termination benefits—Ashland Works	—	—	3.6	—
Net periodic benefit (income) expense	$0.7	$1.3	$5.1	$2.6

We are required to contribute $43.5 to the master pension trust during 2019, of which $19.5 was contributed through June 30, 2019 and another $8.7 was contributed in July 2019. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $50.0 in 2020 and $50.0 in 2021. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements.

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

	June 30, 2019	December 31, 2018
Accrued liabilities	$7.2	$8.0
Other non-current liabilities	33.6	31.2

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

As previously reported, on September 30, 1998, our predecessor, Armco Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of our Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. We cannot reliably estimate how long it will take to complete this site investigation. We currently have accrued $0.4 for the projected cost of the study. Until the site investigation is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

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

As previously reported, on July 15, 2009, we and the Pennsylvania Department of Environmental Protection (“PADEP”) entered a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at our former Ambridge Works. Under the terms of the Consent Order, we paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where landfill activities occurred, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. We have accrued $5.6 for the remedial work required under the approved plan and Consent Order. We submitted a National Pollution Discharge Elimination System (“NPDES”) permit application to move to the next work phase. We currently estimate that the remaining work will be completed by 2021, though it may be delayed.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree also required us to implement certain RCRA corrective action interim measures. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued $12.3 for the cost of known remediation and other work required under the Consent Decree.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Severstal Dearborn, LLC (“Dearborn”) (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On July 2, 2019, the

Circuit Court dismissed the PTI appeal and ruled that MDEQ appropriately issued the permit modification. The Appellants could appeal the decision. Until the potential appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

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

The number of asbestos cases pending at June 30, 2019, is presented below:

Asbestos Cases Pending at
June 30, 2019
Cases with specific dollar claims for damages:
Claims up to $0.2	176
Claims above $0.2 to $5.0	4
Claims above $5.0 to $20.0	3
Total claims with a specific dollar claim for damages (a)	183
Cases without a specific dollar claim for damages	174
Total asbestos cases pending	357

(a)	Involve a total of 2,258 plaintiffs and 20,541 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. We maintain appropriate reserves within a range of possible outcomes for asbestos claims. Asbestos-related claims information for the three and six months ended June 30, 2019 and 2018 is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New Claims Filed	27	21	38	33
Pending Claims Disposed Of	17	31	24	42
Total Amount Paid in Settlements	$1.3	$0.4	$1.5	$0.7

Since the onset of asbestos claims against us in 1990, six asbestos claims against us proceeded to trial in five separate cases. Five out of six claims concluded with a verdict in our favor. On June 14, 2019, judgment was entered on a jury verdict in an asbestos case in state court in Oklahoma against a party that was indemnified by us and another unrelated defendant. The judgment amount was $8.1 against both defendants jointly and severally. We are appealing that judgment and intend to contest the matter vigorously, which may include asserting contribution claims against the other defendant. We continue to vigorously defend all asbestos claims. Based upon present knowledge, and the factors above, we believe it is unlikely that the resolution in the aggregate of the asbestos claims against us will have a materially adverse effect on our consolidated results of operations, cash flows or financial condition. However, predictions about the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the effect of bankruptcies of other companies currently or historically defending asbestos claims, (3) the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease each claimant is alleged to suffer, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., whom Dearborn indemnified in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc., we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that neither of the remaining claims of the Reissued Patent are infringed and both are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint and ArcelorMittal did file an amended complaint in Case No. 1:13-cv-00685 (“685 Action”) alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015 final judgment. On May 16, 2017, the Federal Circuit Court of Appeals affirmed the district court’s judgment of invalidity and non-infringement of the reissued Patent. On June 14, 2017, ArcelorMittal filed a petition to the Federal Circuit for rehearing en banc of the May 16, 2017 decision. On August 14, 2017, the Federal Court of Appeals denied ArcelorMittal’s petition for rehearing en banc. On January 20, 2016, we filed a motion to dismiss the amended complaint in the 685 Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. On April 19, 2016, the district court issued an order denying our motion and ordering limited discovery. Following discovery, on August 17, 2016, we filed a motion for summary judgment on the basis that the claims in the 685 Action are precluded by the judgment in the original case. On January 19, 2017, the district court issued an opinion granting summary judgment in our favor in the 685 Action on the grounds of non-infringement and also entered a final judgment on that basis. On February 14, 2017, ArcelorMittal filed a notice of appeal of the district court’s order in the Federal Circuit Court of Appeals. On November 5, 2018, the Federal Court of Appeals issued a decision vacating the judgment of non-infringement entered by the district court. The decision remands the case back to the district court for further proceedings. On June 4, 2019, ArcelorMittal sued a subsidiary of Precision Partners in Federal Court in Canada asserting claims of patent infringement involving a hot-stamping process patent that uses the same aforementioned boron steel product at issue in the 685 Action. We intend to continue to contest these matters vigorously. We have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate a potential loss if ArcelorMittal prevails on remand. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

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

NOTE 8 – Share-based Compensation

In May 2019, our stockholders approved the 2019 Omnibus Supplemental Incentive Plan (“OSIP”), which authorizes granting an aggregate maximum of 14.4 million shares under the OSIP through May 31, 2029. The OSIP permits and the prior Stock Incentive Plan permitted the granting of nonqualified stock option, restricted stock, performance shares and restricted stock unit awards to our directors, officers and other employees. Under the OSIP, any dividends on unvested awards are subject to the same restrictions as the underlying award. Information on share-based compensation expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2019	2018	2019	2018
Stock options	$0.3	$0.3	$2.0	$2.0
Restricted stock	0.3	0.5	1.8	2.4
Restricted stock units issued to Directors	0.3	0.3	0.6	0.6
Performance shares	0.6	0.6	1.2	1.1
Equity-based long-term performance plan	0.3	0.1	0.5	0.2
Total share-based compensation expense	$1.8	$1.8	$6.1	$6.3

We estimate share-based compensation expense will be $9.5 for 2019.

We granted stock options on 1,199,415 shares during the six months ended June 30, 2019, with a weighted-average fair value of $1.52 per share of stock option. No options were exercised during the six months ended June 30, 2019.

We granted restricted stock awards of 768,304 shares during the six months ended June 30, 2019, at a weighted-average fair value of $2.66 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2019 was $1.9.

We granted performance share awards of 595,733 shares during the six months ended June 30, 2019, with a weighted-average fair value of $3.09 per share. The total intrinsic value of performance share awards that vested during the six months ended June 30, 2019 was $0.7.

During the first quarter of 2019, in order to further align our management and stockholder interests, the Board of Directors changed the structure of long-term incentive compensation for executive officers. For performance periods beginning in 2019, 50% of the long-term incentive plan compensation earned by executive officers will now be denominated in stock instead of the 30% denominated in stock for the performance period that began in 2018. In addition, beginning in 2019, 30% of the compensation earned by other participants under the long-term incentive plan will now be paid in stock. The remaining portion of the long-term incentive plan for all participants will be settled in cash. As a result, the equity-based portion of the long-term incentive plan is treated as share-based compensation with a performance condition.

NOTE 9 – Comprehensive Income

Other comprehensive income, net of tax, information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency translation
Balance at beginning of period	$(1.3)	$2.2	$(0.6)	$1.1
Other comprehensive income (loss)—foreign currency translation gain (loss)	0.4	(2.2)	(0.3)	(1.1)
Balance at end of period	$(0.9)	$—	$(0.9)	$—
Cash flow hedges
Balance at beginning of period	$8.2	$14.1	$7.2	$22.3
Cumulative effect of adopting new hedging standard	—	—	—	0.8
Other comprehensive income (loss):
Gains (losses) arising in period	(24.3)	(4.1)	(16.9)	(5.5)
Income tax expense (benefit) (b)	—	—	—	—
Gains (losses) arising in period, net of tax	(24.3)	(4.1)	(16.9)	(5.5)
Reclassification of losses (gains) to net income:
Recorded in cost of products sold	2.1	(5.5)	(4.3)	(13.1)
Income tax (expense) benefit (b)	—	—	—	—
Net amount of reclassification of losses (gains) to net income, net of tax	2.1	(5.5)	(4.3)	(13.1)
Total other comprehensive income (loss), net of tax	(22.2)	(9.6)	(21.2)	(18.6)
Balance at end of period	$(14.0)	$4.5	$(14.0)	$4.5
Pension and OPEB plans
Balance at beginning of period	$(111.8)	$(72.4)	$(106.6)	$(73.6)
Reclassification to net income:
Prior service costs (credits) (a)	(2.5)	(2.5)	(5.1)	(4.9)
Actuarial (gains) losses (a)	(2.7)	3.6	(5.3)	7.2
Subtotal	(5.2)	1.1	(10.4)	2.3
Income tax (expense) benefit (b)	—	—	—	—
Amount of reclassification to net income, net of tax	(5.2)	1.1	(10.4)	2.3
Total other comprehensive income (loss), net of tax	(5.2)	1.1	(10.4)	2.3
Balance at end of period	$(117.0)	$(71.3)	$(117.0)	$(71.3)

(a)	Included in pension and OPEB (income) expense

(b)	Included in income tax expense (benefit)

NOTE 10 – Earnings per Share

The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to AK Steel Holding Corporation	$66.8	$56.6	$62.3	$85.3

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	315.8	314.7	315.7	314.7
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	0.7	1.0	0.7	1.0
Common shares outstanding for diluted earnings per share	316.5	315.7	316.4	315.7

Basic earnings per share	$0.21	$0.18	$0.20	$0.27
Diluted earnings per share	$0.21	$0.18	$0.20	$0.27

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	3.7	2.5	3.7	2.3

NOTE 11 – Variable Interest Entities

SunCoke Middletown

We purchase substantially all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a consolidated variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $13.5 and $15.8 for the three months ended June 30, 2019 and 2018, and $26.2 and $32.0 for the six months ended June 30, 2019 and 2018, that was included in our consolidated income before income taxes.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). We use the Black-Scholes option valuation model to value option contract derivatives (including caps, floors and collars). We use independent sources for implied volatilities, and we discount model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of June 30, 2019, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and a spread over benchmark rates of less than 3% was used for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value if observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal, recurring basis.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$42.2	$—	$42.2	$48.6	$—	$48.6
Other current assets:
Foreign exchange contracts	—	0.2	0.2	—	0.1	0.1
Commodity hedge contracts	—	36.4	36.4	—	13.0	13.0
Other non-current assets:
Foreign exchange contracts	—	0.3	0.3	—	0.4	0.4
Commodity hedge contracts	—	10.5	10.5	—	2.9	2.9
Assets measured at fair value	$42.2	$47.4	$89.6	$48.6	$16.4	$65.0

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.6)	$(0.6)	$—	$(1.2)	$(1.2)
Commodity hedge contracts	—	(14.2)	(14.2)	—	(5.9)	(5.9)
Other non-current liabilities:
Foreign exchange contracts	—	(0.5)	(0.5)	—	(1.5)	(1.5)
Commodity hedge contracts	—	(2.9)	(2.9)	—	(1.6)	(1.6)
Liabilities measured at fair value	$—	$(18.2)	$(18.2)	$—	$(10.2)	$(10.2)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,859.8)	$(1,859.8)	$—	$(1,852.4)	$(1,852.4)
Carrying amount	—	(1,946.2)	(1,946.2)	—	(1,993.7)	(1,993.7)

The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at June 30, 2019 and December 31, 2018.

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

All commodity derivatives are recognized as an asset or liability at fair value. We record the gains and losses and premiums paid for option contracts for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold when we recognize earnings for the associated underlying transaction. We record all gains or losses from commodity derivatives for which hedge accounting treatment has not been elected to earnings immediately in cost of products sold. We have provided no collateral to counterparties under collateral funding arrangements as of June 30, 2019.

Outstanding derivative contracts and the period over which we are hedging our exposure to the volatility in future cash flows are presented below:

Derivative Contracts	Settlement Dates	June 30, 2019		December 31, 2018
Commodity contracts:
Natural gas (in MMBTUs)	July 2019 to March 2021	37,465,000		39,868,000
Zinc (in lbs)	July 2019 to March 2021	38,850,000		52,150,000
Iron ore (in metric tons)	July 2019 to June 2021	2,140,000		2,125,000
Electricity (in MWHs)	July 2019 to December 2020	1,240,450		1,461,000
Foreign exchange contracts:
Euros (in millions)	July 2019 to November 2019		€4.5		€4.0
Canadian dollars (in millions)	July 2019 to December 2021	C$	109.6	C$	118.6

The fair value of derivative instruments in the condensed consolidated balance sheets is presented below:

Asset (liability)	June 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	$0.2	$—
Commodity contracts	0.3	3.4
Other non-current assets:
Foreign exchange contracts	0.3	0.4
Commodity contracts	0.2	1.0
Accrued liabilities:
Foreign exchange contracts	(0.6)	(1.2)
Commodity contracts	(14.2)	(4.7)
Other non-current liabilities:
Foreign exchange contracts	(0.5)	(1.5)
Commodity contracts	(2.9)	(1.2)
Derivatives not designated as cash flow hedges:
Other current assets:
Foreign exchange contracts	—	0.1
Commodity contracts	36.1	9.6
Other non-current assets—commodity contracts	10.3	1.9
Accrued liabilities—commodity contracts	—	(1.2)
Other non-current liabilities—commodity contracts	—	(0.4)

Gains (losses) on derivative instruments included in the condensed consolidated statements of operations and comprehensive income (loss) are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain (loss)
Derivatives designated as cash flow hedges:
Commodity contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	$(24.8)	$(2.6)	$(18.0)	$(2.3)
Reclassified from accumulated other comprehensive income into cost of products sold	(1.5)	5.4	5.2	13.0
Foreign exchange contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	0.5	(1.5)	1.1	(3.2)
Reclassified from accumulated other comprehensive income into cost of products sold	(0.6)	0.1	(0.9)	0.1
Derivatives not designated as cash flow hedges:
Commodity contracts—recognized in cost of products sold	35.9	2.3	56.4	(6.4)
Foreign exchange contracts—recognized in other income (expense)	—	0.7	(0.1)	0.4

We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. These derivatives do not qualify for hedge accounting treatment. Therefore, adjustments to mark these derivatives to fair value each period are recognized immediately in our financial results versus being recognized in the period that iron ore purchases affect earnings. For the three and six months ended June 30, 2019, gains (losses) recognized in cost of products sold shown in the table above include $35.4 and $57.2 for unrealized mark-to-market gains (losses) on iron ore derivatives. Gains (losses) recognized in cost of products sold shown in the table above for unrealized mark-to-market gains (losses) on iron ore derivatives for the corresponding periods in 2018 include $2.1 and $(5.6). Not included in the financial results for the three and six months ended June 30, 2019, were realized gains of $8.7 and $13.4 for iron ore derivatives contracts that settled during the periods for which we had recognized mark-to-market gains in our financial results in prior quarters, compared to $9.2 and $11.5 for the same periods in 2018.

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing derivatives that qualify as cash flow hedges for hedge accounting are presented below:

Hedge	Gains (losses)
Natural gas	$(9.8)
Zinc	(2.6)
Electricity	(3.9)
Canadian dollars	(1.3)

NOTE 14 – Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	Six Months Ended June 30,
	2019	2018
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$68.3	$68.4
Income taxes	(4.2)	(5.9)

Included in net cash flows from operations was cash provided by SunCoke Middletown of $17.9 and $37.5 for the six months ended June 30, 2019 and 2018. Consolidated cash and cash equivalents at June 30, 2019 and December 31, 2018, include SunCoke Middletown’s cash and cash equivalents of $0.1 and $1.1. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the six months ended June 30, 2019 and 2018 that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the condensed consolidated statements of cash flows until paid. We also grant restricted stock to certain employees and restricted stock units to directors. Non-cash investing and financing activities are presented below:

	Six Months Ended June 30,
	2019	2018
Capital investments	$16.8	$29.3
Issuance of restricted stock and restricted stock units	2.6	4.0

NOTE 15 – Labor Agreements

On April 18, 2019, we and the United Steelworkers, Local 1865, which represents approximately 220 production employees at Ashland Works, reached an agreement to revise and extend the collective bargaining agreement. The new agreement includes terms governing the permanent closure of the facility, including benefits to employees who are terminated or transition to other AK Steel plants.

In May 2019, members of the United Steelworkers, Local 1190 ratified a three-year labor agreement covering approximately 230 production employees at Mountain State Carbon, LLC. The new agreement will be in effect through April 30, 2022.

In May 2019, members of the United Auto Workers, Local 4104, which governs approximately 105 production employees at Zanesville Works, ratified a new three-year labor agreement. The new agreement will be in effect through May 31, 2022.

In July 2019, members of the United Auto Workers, Local 3303, which governs approximately 1,200 production and maintenance employees at Butler Works, ratified a new three-year agreement. The new agreement will be in effect through June 15, 2022.

An agreement with the United Auto Workers, Local 3462, which governs approximately 305 production employees at Coshocton Works, is scheduled to expire on September 30, 2019.

An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which governs approximately 1,725 production employees at Middletown Works, is scheduled to expire on March 15, 2020.

In April 2019, the trustees for the IAM National Pension Fund (the “Fund”) voluntarily elected to place the Fund in the Red Zone for 2019 and implement a rehabilitation plan. The rehabilitation plan provides two options for a new schedule to be adopted by employers and their covered bargaining employees to both increase employer contributions and reduce certain employee pension benefits. We have agreed with the affected unions at Butler and Zanesville Works to adopt the more favorable schedule and are working with our Middletown Works IAM Local to determine the schedule to choose for that location. Depending on the schedule selected, our contributions to the Fund could increase approximately $2.0 in 2020, with gradually increasing requirements through 2031.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,546.5	$80.3	$185.3	$(131.6)	$1,680.5
Cost of products sold (exclusive of items shown separately below)	—	1,363.2	56.9	147.4	(118.5)	1,449.0
Selling and administrative expenses	1.4	72.9	3.3	9.7	(12.0)	75.3
Depreciation	—	36.1	2.2	11.3	—	49.6
Total operating costs	1.4	1,472.2	62.4	168.4	(130.5)	1,573.9
Operating profit (loss)	(1.4)	74.3	17.9	16.9	(1.1)	106.6
Interest expense	—	35.4	—	1.7	—	37.1
Pension and OPEB (income) expense	—	(6.9)	—	—	—	(6.9)
Other (income) expense	—	1.7	(9.6)	(0.7)	4.1	(4.5)
Income (loss) before income taxes	(1.4)	44.1	27.5	15.9	(5.2)	80.9
Income tax expense (benefit)	—	(6.1)	6.9	1.5	(1.3)	1.0
Equity in net income (loss) of subsidiaries	68.2	18.0	—	2.7	(88.9)	—
Net income (loss)	66.8	68.2	20.6	17.1	(92.8)	79.9
Less: Net income attributable to noncontrolling interests	—	—	—	13.1	—	13.1
Net income (loss) attributable to AK Steel Holding Corporation	66.8	68.2	20.6	4.0	(92.8)	66.8
Other comprehensive income (loss)	(27.0)	(27.0)	—	0.4	26.6	(27.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$39.8	$41.2	$20.6	$4.4	$(66.2)	$39.8

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,599.3	$84.4	$195.1	$(132.2)	$1,746.6
Cost of products sold (exclusive of item shown separately below)	—	1,413.4	57.4	159.7	(117.8)	1,512.7
Selling and administrative expenses	0.8	78.7	3.8	9.0	(12.8)	79.5
Depreciation	—	43.4	2.0	9.5	—	54.9
Total operating costs	0.8	1,535.5	63.2	178.2	(130.6)	1,647.1
Operating profit (loss)	(0.8)	63.8	21.2	16.9	(1.6)	99.5
Interest expense	—	36.5	—	1.4	—	37.9
Pension and OPEB (income) expense	—	(10.0)	—	—	—	(10.0)
Other (income) expense	—	4.6	(4.0)	(0.8)	—	(0.2)
Income (loss) before income taxes	(0.8)	32.7	25.2	16.3	(1.6)	71.8
Income tax expense (benefit)	—	(6.0)	6.3	(0.4)	(0.4)	(0.5)
Equity in net income (loss) of subsidiaries	57.4	18.7	—	0.2	(76.3)	—
Net income (loss)	56.6	57.4	18.9	16.9	(77.5)	72.3
Less: Net income attributable to noncontrolling interests	—	—	—	15.7	—	15.7
Net income (loss) attributable to AK Steel Holding Corporation	56.6	57.4	18.9	1.2	(77.5)	56.6
Other comprehensive income (loss)	(10.7)	(10.7)	—	(2.2)	12.9	(10.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$45.9	$46.7	$18.9	$(1.0)	$(64.6)	$45.9

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,095.9	$163.8	$370.7	$(252.2)	$3,378.2
Cost of products sold (exclusive of item shown separately below)	—	2,725.2	116.2	299.3	(226.3)	2,914.4
Selling and administrative expenses	2.8	146.7	7.2	19.4	(24.2)	151.9
Depreciation	—	71.8	4.3	23.9	—	100.0
Ashland Works closure	—	64.1	—	—	—	64.1
Total operating costs	2.8	3,007.8	127.7	342.6	(250.5)	3,230.4
Operating profit (loss)	(2.8)	88.1	36.1	28.1	(1.7)	147.8
Interest expense	—	71.7	—	3.3	—	75.0
Pension and OPEB expense (income)	—	(0.4)				(0.4)
Other (income) expense	—	(4.9)	(14.6)	(1.8)	4.1	(17.2)
Income (loss) before income taxes	(2.8)	21.7	50.7	26.6	(5.8)	90.4
Income tax expense (benefit)	—	(10.7)	12.7	1.9	(1.5)	2.4
Equity in net income (loss) of subsidiaries	65.1	32.7	—	2.8	(100.6)	—
Net income (loss)	62.3	65.1	38.0	27.5	(104.9)	88.0
Less: Net income attributable to noncontrolling interests	—	—	—	25.7	—	25.7
Net income (loss) attributable to AK Steel Holding Corporation	62.3	65.1	38.0	1.8	(104.9)	62.3
Other comprehensive income (loss)	(31.9)	(31.9)	—	(0.3)	32.2	(31.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$30.4	$33.2	$38.0	$1.5	$(72.7)	$30.4

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,102.3	$161.5	$403.8	$(262.1)	$3,405.5
Cost of products sold (exclusive of item shown separately below)	—	2,766.8	112.0	331.4	(233.8)	2,976.4
Selling and administrative expenses	2.1	153.6	7.4	17.7	(24.6)	156.2
Depreciation	—	86.8	4.0	19.0	—	109.8
Total operating costs	2.1	3,007.2	123.4	368.1	(258.4)	3,242.4
Operating profit (loss)	(2.1)	95.1	38.1	35.7	(3.7)	163.1
Interest expense	—	72.9	—	2.6	—	75.5
Pension and OPEB expense (income)	—	(20.0)	—	—	—	(20.0)
Other (income) expense	—	5.8	(7.5)	(2.4)	—	(4.1)
Income (loss) before income taxes	(2.1)	36.4	45.6	35.5	(3.7)	111.7
Income tax expense (benefit)	—	(17.9)	11.4	2.0	(0.9)	(5.4)
Equity in net income (loss) of subsidiaries	87.4	33.1	—	0.2	(120.7)	—
Net income (loss)	85.3	87.4	34.2	33.7	(123.5)	117.1
Less: Net income attributable to noncontrolling interests	—	—	—	31.8	—	31.8
Net income (loss) attributable to AK Steel Holding Corporation	85.3	87.4	34.2	1.9	(123.5)	85.3
Other comprehensive income (loss)	(17.4)	(17.4)	—	(1.1)	18.5	(17.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$67.9	$70.0	$34.2	$0.8	$(105.0)	$67.9

Condensed Consolidated Balance Sheets
June 30, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$33.3	$0.1	$8.8	$—	$42.2
Accounts receivable, net	—	540.1	37.7	127.6	(30.2)	675.2
Inventory	—	1,222.5	56.4	86.1	(11.1)	1,353.9
Other current assets	—	74.0	0.1	14.8	—	88.9
Total current assets	—	1,869.9	94.3	237.3	(41.3)	2,160.2
Property, plant and equipment	—	6,152.4	193.8	688.3	—	7,034.5
Accumulated depreciation	—	(4,857.1)	(107.0)	(191.2)	—	(5,155.3)
Property, plant and equipment, net	—	1,295.3	86.8	497.1	—	1,879.2
Investment in subsidiaries	(3,058.8)	1,988.0	—	71.0	999.8	—
Inter-company accounts	3,194.4	—	1,694.1	—	(4,888.5)	—
Operating lease assets	—	213.8	2.7	29.2	—	245.7
Other non-current assets	—	59.0	33.4	309.5	—	401.9
TOTAL ASSETS	$135.6	$5,426.0	$1,911.3	$1,144.1	$(3,930.0)	$4,687.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$666.4	$27.5	$62.5	$(24.1)	$732.3
Accrued liabilities	—	212.5	7.4	23.0	—	242.9
Current portion of operating lease liabilities	—	50.8	1.0	2.1	—	53.9
Current portion of pension and other postretirement benefit obligations	—	37.5	—	0.3	—	37.8
Total current liabilities	—	967.2	35.9	87.9	(24.1)	1,066.9
Non-current liabilities:
Long-term debt	—	1,946.2	—	—	—	1,946.2
Long-term operating lease liabilities	—	183.2	1.7	28.0	—	212.9
Pension and other postretirement benefit obligations	—	805.3	—	2.7	—	808.0
Inter-company accounts	—	4,437.8	—	527.8	(4,965.6)	—
Other non-current liabilities	—	145.1	0.7	31.6	—	177.4
TOTAL LIABILITIES	—	8,484.8	38.3	678.0	(4,989.7)	4,211.4
Equity:
Total stockholders’ equity (deficit)	135.6	(3,058.8)	1,873.0	126.1	1,059.7	135.6
Noncontrolling interests	—	—	—	340.0	—	340.0
TOTAL EQUITY	135.6	(3,058.8)	1,873.0	466.1	1,059.7	475.6
TOTAL LIABILITIES AND EQUITY	$135.6	$5,426.0	$1,911.3	$1,144.1	$(3,930.0)	$4,687.0

Condensed Consolidated Balance Sheets
December 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22.1	$8.2	$18.3	$—	$48.6
Accounts receivable, net	—	515.4	34.0	95.3	(8.9)	635.8
Inventory	—	1,299.6	53.9	75.6	(9.2)	1,419.9
Other current assets	—	85.5	0.1	11.4	—	97.0
Total current assets	—	1,922.6	96.2	200.6	(18.1)	2,201.3
Property, plant and equipment	—	6,111.1	189.7	668.4	—	6,969.2
Accumulated depreciation	—	(4,785.5)	(102.8)	(169.3)	—	(5,057.6)
Property, plant and equipment, net	—	1,325.6	86.9	499.1	—	1,911.6
Investment in subsidiaries	(3,017.4)	1,931.1	—	68.2	1,018.1	—
Inter-company accounts	3,117.3	—	1,630.7	—	(4,748.0)	—
Other non-current assets	—	54.3	32.9	315.6	—	402.8
TOTAL ASSETS	$99.9	$5,233.6	$1,846.7	$1,083.5	$(3,748.0)	$4,515.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$722.5	$26.2	$55.5	$(3.2)	$801.0
Accrued liabilities	—	251.5	8.7	28.7	—	288.9
Current portion of pension and other postretirement benefit obligations	—	38.4	—	0.3	—	38.7
Total current liabilities	—	1,012.4	34.9	84.5	(3.2)	1,128.6
Non-current liabilities:
Long-term debt	—	1,993.7	—	—	—	1,993.7
Pension and other postretirement benefit obligations	—	827.0	—	2.9	—	829.9
Inter-company accounts	—	4,312.3	—	511.2	(4,823.5)	—
Other non-current liabilities	—	105.6	0.2	28.2	—	134.0
TOTAL LIABILITIES	—	8,251.0	35.1	626.8	(4,826.7)	4,086.2
Equity:
Total stockholders’ equity (deficit)	99.9	(3,017.4)	1,811.6	127.1	1,078.7	99.9
Noncontrolling interests	—	—	—	329.6	—	329.6
TOTAL EQUITY	99.9	(3,017.4)	1,811.6	456.7	1,078.7	429.5
TOTAL LIABILITIES AND EQUITY	$99.9	$5,233.6	$1,846.7	$1,083.5	$(3,748.0)	$4,515.7

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.2)	$84.4	$35.6	$20.4	$(2.0)	$136.2
Cash flows from investing activities:
Capital investments	—	(56.3)	(3.7)	(22.4)	—	(82.4)
Other investing items, net	—	10.3	—	—	—	10.3
Net cash flows from investing activities	—	(46.0)	(3.7)	(22.4)	—	(72.1)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(50.0)	—	—	—	(50.0)
Redemption of long-term debt	—	(4.2)	—	—	—	(4.2)
Inter-company activity	2.2	28.0	(40.0)	7.8	2.0	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(15.3)	—	(15.3)
Other financing items, net	—	(1.0)	—	—	—	(1.0)
Net cash flows from financing activities	2.2	(27.2)	(40.0)	(7.5)	2.0	(70.5)
Net increase (decrease) in cash and cash equivalents	—	11.2	(8.1)	(9.5)	—	(6.4)
Cash and cash equivalents, beginning of period	—	22.1	8.2	18.3	—	48.6
Cash and cash equivalents, end of period	$—	$33.3	$0.1	$8.8	$—	$42.2

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.5)	$123.0	$31.1	$38.1	$(3.3)	$187.4
Cash flows from investing activities:
Capital investments	—	(51.8)	(2.1)	(10.1)	—	(64.0)
Other investing items, net	—	(1.0)	—	1.3	—	0.3
Net cash flows from investing activities	—	(52.8)	(2.1)	(8.8)	—	(63.7)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(80.0)	—	—	—	(80.0)
Inter-company activity	2.4	22.3	(31.1)	3.1	3.3	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(34.8)	—	(34.8)
Other financing items, net	(0.9)	—	—	—	—	(0.9)
Net cash flows from financing activities	1.5	(57.7)	(31.1)	(31.7)	3.3	(115.7)
Net increase (decrease) in cash and cash equivalents	—	12.5	(2.1)	(2.4)	—	8.0
Cash and cash equivalents, beginning of period	—	14.5	7.2	16.3	—	38.0
Cash and cash equivalents, end of period	$—	$27.0	$5.1	$13.9	$—	$46.0

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

Our mission is to create innovative, high-quality steel solutions for our customers, and our key values of safety, quality, productivity and innovation, along with environmental responsibility and sustainability, are its foundation. We target customers who require comprehensive steel solutions that involve the most technically demanding, highest-quality steel products, precise “just-in-time” delivery, technical support and product development assistance. Our research and engineering expertise, robust product quality and delivery capabilities, as well as our emphasis on collaborative customer technical support and product planning, are critical factors in our ability to serve our customer markets. We are focused on markets for our steel solutions that deliver higher margins, where possible, and on reducing amounts sold into the steel spot markets, which typically are lower margin and which have experienced substantial volatility in pricing over the past several years, primarily due to the effect of shifting international trade environments on our domestic markets.

Our corporate strategy is comprised of three pillars:

•	commercializing our innovative new products and services;

•	transforming our operations to significantly improve our competitive position; and

•	driving future growth in new markets and downstream businesses.

Overview

We recorded solid second quarter 2019 operating performance, despite a dramatic decline in spot market pricing from a year ago (for example, the average spot market selling price of a carbon hot-rolled coil declined approximately 27%). Our results reflect the benefits of our strategy to focus on value-added products with fixed base price contracts and to deemphasize sales to the volatile commodity spot market. Our overall results were positively influenced by higher automotive contract pricing and mark-to-market gains on iron ore derivative contracts, partly offset by the decline in carbon spot market pricing, lower steel shipments, as expected, and higher raw material costs for coke, coal and iron ore. About half of the gains on the iron ore derivative contracts will offset expected higher costs for iron ore later in the year. As a result, our second quarter of 2019 net income attributable to AK Holding was $66.8, or $0.21 per diluted share of common stock, compared to net income of $56.6, or $0.18 per diluted share, in the second quarter of 2018.

Net sales for the second quarter of 2019 decreased 4% to $1,680.5, compared to net sales of $1,746.6 in the second quarter of 2018. Average selling price per ton of flat-rolled steel was stable at $1,102 compared to the same quarter a year ago, primarily as a result of higher selling prices for automotive products, offset by lower spot market prices. Flat-rolled steel shipments of 1,391,400 tons for the second quarter of 2019 were down 3% from the same quarter a year ago, primarily due to lower shipments to the automotive market.

Second quarter 2019 adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) was $151.5, or 9.0% of net sales, compared to adjusted EBITDA of $148.4, or 8.5% of net sales, for the second quarter of 2018. Included in the second quarter 2019 results are mark-to-market gains of $35.4 from iron ore derivatives. For the same period in 2018, we recorded a mark-to-market gain of $2.1.

Liquidity was $1,079.1 at the end of the second quarter of 2019, consisting of cash and cash equivalents and $1,037.1 of availability under our Credit Facility. This was an increase of $141.6 compared to the end of the first quarter of 2019. Borrowings under the credit facility were $285.0 at June 30, 2019. During the second quarter of 2019, in addition to improving our liquidity, we were also able to reduce our outstanding debt by $91.5 through generation of positive free cash flow.

Steel Shipments

Total shipments of flat-rolled steel were 1,391,400 tons and 1,439,800 tons for the three months ended June 30, 2019 and 2018. Total shipments of flat-rolled steel were 2,779,800 tons and 2,870,700 tons for the six months ended June 30, 2019 and

2018. The 3% decrease in flat-rolled steel shipments during the three months ended June 30, 2019 from a year ago was primarily a result of lower shipments to the automotive market. For the six months ended June 30, 2019, total shipments declined from the prior year period as a result of lower shipments to the automotive market, partially offset by higher shipments to the infrastructure and manufacturing market. Shipments of flat-rolled steel by product category for the six months ended June 30, 2019 and 2018, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category
Six Months Ended June 30,
Net Sales

The following table presents information on net sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net sales	$1,680.5	$1,746.6	(4)%	$3,378.2	$3,405.5	(1)%
Average net selling price per ton of flat-rolled steel	1,102	1,101	—%	1,107	1,073	3%
Net sales outside the United States	152.1	172.9		295.3	340.7
Net sales outside the United States as a percent of net sales	9%	10%		9%	10%

The decrease in net sales for the three months ended June 30, 2019 from the year-ago quarter was driven largely by lower steel shipments and a decline in spot market pricing, slightly offset by improved automotive pricing. The decrease in net sales for the six months ended June 30, 2019 over the prior year period was driven by the same factors.

The following table presents the percentage of net sales to each of our markets:

	Six Months Ended June 30,
Market	2019	2018
Automotive	64%	65%
Infrastructure and Manufacturing	16%	15%
Distributors and Converters	20%	20%

Cost of Products Sold

Cost of products sold was $1,449.0 for the three months ended June 30, 2019, a decrease from $1,512.7 for the three months ended June 30, 2018, primarily driven by lower shipments and lower costs for carbon scrap and energy, partially offset by higher iron ore and coke costs. Cost of products sold was $2,914.4 for the six months ended June 30, 2019, a decrease from $2,976.4 for the six months ended June 30, 2018, primarily driven by the same factors as the second quarter.

Cost of products sold as a percentage of sales decreased to 86.2% and 86.3% for the three and six months ended June 30, 2019 from 86.6% and 87.4% for the three and six months ended June 30, 2018, primarily as a result of higher mark-to-market gains on iron ore derivatives, partly offset by higher costs for certain raw materials, primarily iron ore, coal and coke. We recorded mark-to-market gains from iron ore derivatives of $35.4 and $57.2 for the three and six months ended June 30, 2019. For the same periods in 2018, we recorded mark-to-market gains (losses) of $2.1 and $(5.6). Planned maintenance outage costs were $25.3 and $28.8 in the three and six months ended June 30, 2019, compared to $17.9 and $22.0 in 2018.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2019 were $75.3 and $151.9 compared to $79.5 and $156.2 for the corresponding periods in 2018. The decreases were primarily a result of lower management incentive accruals compared to the prior year periods.

Depreciation

Depreciation expense for the three and six months ended June 30, 2019 was $49.6 and $100.0, compared to $54.9 and $109.8 for the three and six months ended June 30, 2018. The declines were primarily a result of a significant amount of fixed assets related to the initial construction of Rockport Works becoming fully depreciated as of December 31, 2018, partly offset by higher depreciation at SunCoke Middletown.

Ashland Works Closure

As a result of the decision to permanently close Ashland Works discussed in Note 2 to the condensed consolidated financial statements, we recorded a charge of $77.4 during the first quarter of 2019. The charge included $18.5 for termination of certain take-or-pay supply agreements, $15.2 for supplemental unemployment and other employee benefit costs, pension and OPEB termination benefits of $13.3 (recorded in pension and OPEB (income) expense), an estimated multiemployer plan withdrawal liability of $23.0, and $7.4 for other costs. The supplemental unemployment and other employee benefit costs are expected to be paid primarily in 2020 and 2021. For the $77.4 charge, we expect to make cash payments of approximately $15.0 in 2019, $30.0 in 2020 and the remaining amount over several years thereafter. The actual multiemployer plan withdrawal liability will not be known until 2020 and is expected to be paid over a number of years. In addition to the $77.4 charge recorded in the first quarter of 2019, we expect to record expenses of approximately $14.0 over the full-year 2019, consisting of cash costs of approximately $10.0 related to closing the facility and $4.0 of accelerated depreciation related to the coating line fixed assets. During the second quarter of 2019, we recorded adjustments to these amounts, consisting of $5.0 of additional employee benefit costs agreed to with the United Steelworkers for concluding the collective bargaining agreement, offset by a $5.0 reduction in the estimated multiemployer plan withdrawal liability. These cash costs related to closing the facility will decline in future years and no depreciation expense will be incurred beyond 2019.

Operating Profit

Operating profit was $106.6 and $147.8 for the three and six months ended June 30, 2019, compared to $99.5 and $163.1 for the three and six months ended June 30, 2018. Included in operating profit was $13.5 and $26.2 related to SunCoke Middletown for the three and six months ended June 30, 2019, compared to $15.8 and $32.0 for the same periods in 2018.

Interest Expense

Interest expense for the three and six months ended June 30, 2019 was $37.1 and $75.0, compared to $37.9 and $75.5 in the same periods a year ago.

Pension and Other Postretirement Employee Benefit (“OPEB”) (Income) Expense

Pension and OPEB income was $6.9 and $0.4 for the three and six months ended June 30, 2019, compared to income of $10.0 and $20.0 for the corresponding periods in 2018. The decreases in income were primarily due to pension and OPEB termination benefits of $13.3 recognized in the first quarter of 2019 associated with the previously announced Ashland Works closure and a lower expected return on plan assets, partially offset by a greater amount of amortization of unrealized gains.

Other (Income) Expense

Other (income) expense was $(4.5) and $(17.2) for the three and six months ended June 30, 2019, compared to $(0.2) and $(4.1) for the same periods ended June 30, 2018. Included in the six months ended June 30, 2019 was a gain of $11.6 related to the sale of electrical transmission assets at our Dearborn Works.

Income Tax Expense (Benefit)

Income taxes recorded for the periods ended June 30, 2019 and 2018 were estimated using the discrete method. Income taxes are based on our actual year-to-date financial results through the end of the period, as well as the related changes in the valuation allowance on deferred tax assets. We are unable to estimate the annual effective tax rate with sufficient precision for purposes of the effective tax rate method, which requires us to consider a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of our valuation allowance, which creates results that vary significantly from the customary relationship between income tax expense and pre-tax income for interim periods. As a result, we determined that the discrete method is more appropriate than the annual effective tax rate method. During the first six months of 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

Net Income Attributable to AK Steel Holding Corporation

As a result of the various factors and conditions described above, we reported net income attributable to AK Holding of $66.8, or $0.21 per diluted share, for the three months ended June 30, 2019, compared to net income attributable to AK Holding of $56.6, or $0.18 per diluted share, for the three months ended June 30, 2018. We reported net income attributable to AK Holding of $62.3, or $0.20 per diluted share, for the six months ended June 30, 2019, compared to net income attributable to AK Holding of $85.3, or $0.27 per diluted share, for the six months ended June 30, 2018. Adjusted for the charge for the Ashland Works closure, we reported adjusted net income of $139.7, or $0.44 per diluted share, for the six months ended June 30, 2019.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) of $151.5, or 9.0% of net sales, for the three months ended June 30, 2019, was greater than adjusted EBITDA of $148.4, or 8.5% of net sales, for the three months ended June 30, 2018. Adjusted EBITDA of $312.4, or 9.2% of net sales, for the six months ended June 30, 2019, was greater than adjusted EBITDA of $267.1, or 7.8% of net sales, for the six months ended June 30, 2018.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA, adjusted EBITDA margin and adjusted net income attributable to AK Holding that exclude the effects of noncontrolling interests and costs associated with the closure of Ashland Works. We believe that reporting adjusted net income with these items excluded more clearly reflects our current operating results and provides investors with a better understanding of our overall financial performance. Adjustments to net income do not result in an income tax effect as any gross income tax effects are offset by a corresponding change in the deferred income tax valuation allowance.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to AK Holding	$66.8	$56.6	$62.3	$85.3
Net income attributable to noncontrolling interests	13.1	15.7	25.7	31.8
Income tax expense (benefit)	1.0	(0.5)	2.4	(5.4)
Interest expense, net	36.9	37.7	74.6	75.1
Depreciation and amortization	53.0	58.6	109.3	119.9
EBITDA	170.8	168.1	274.3	306.7
Less: EBITDA of noncontrolling interests (a)	19.3	19.7	39.3	39.6
Ashland Works closure	—	—	77.4	—
Adjusted EBITDA	$151.5	$148.4	$312.4	$267.1
Adjusted EBITDA margin	9.0%	8.5%	9.2%	7.8%

(a)	The reconciliation of net income attributable to noncontrolling interests to EBITDA of noncontrolling interests is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to noncontrolling interests	$13.1	$15.7	$25.7	$31.8
Depreciation	6.2	4.0	13.6	7.8
EBITDA of noncontrolling interests	$19.3	$19.7	$39.3	$39.6

Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation to Net Income Attributable to AK Holding
Net income attributable to AK Holding, as reported	$66.8	$56.6	$62.3	$85.3
Ashland Works closure	—	—	77.4	—
Adjusted net income attributable to AK Holding	$66.8	$56.6	$139.7	$85.3

Reconciliation to Diluted Earnings per Share
Diluted earnings per share, as reported	$0.21	$0.18	$0.20	$0.27
Ashland Works closure	—	—	0.24	—
Adjusted diluted earnings per share	$0.21	$0.18	$0.44	$0.27

Liquidity and Capital Resources

In April 2019, we increased the capacity of our Credit Facility to $1,500.0. At June 30, 2019, our total liquidity increased to $1,079.1, consisting of $42.0 of cash and cash equivalents and $1,037.1 of availability under the Credit Facility. Our eligible collateral was $1,395.2 at June 30, 2019, after application of advance rates. At June 30, 2019, we had $285.0 of outstanding borrowings under the Credit Facility and $73.1 of outstanding letters of credit that reduced availability. During the six months ended June 30, 2019, our borrowings from the Credit Facility ranged from $285.0 to $465.0, with outstanding borrowings averaging $363.1 per day. We may use the Credit Facility from time to time to fund requirements for working capital, capital investments, other investments and general corporate purposes. Consolidated cash and cash equivalents of $42.2 at June 30, 2019, included $0.2 of cash and cash equivalents of consolidated variable interest entities, which are not available for our use.

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

Cash generated by operating activities was $136.2 for the six months ended June 30, 2019. This total included cash generated by SunCoke Middletown of $17.9, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant sources of cash included cash generated from normal business activities and a reduction in inventory, partly offset by an increase in accounts receivable and a decrease in accounts payable.

Investing and Financing Activities

During the six months ended June 30, 2019, net cash used for investing activities totaled $72.1, primarily due to capital investments of $82.4. For 2019, we expect to make capital investments of approximately $170.0 to $190.0, including about $40.0 to $45.0 of growth-related investments for our downstream businesses. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings under our Credit Facility.

During the six months ended June 30, 2019, net cash used by financing activities was $70.5, which included net repayment of borrowings under the Credit Facility of $50.0 and distributions from SunCoke Middletown to its noncontrolling interest owners of $15.3.

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

Employee Benefit Obligations

We are required to contribute $43.5 to the master pension trust during 2019, of which $19.5 was contributed through June 30, 2019, and another $8.7 was contributed in July 2019. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $50.0 in 2020 and $50.0 in 2021. Factors that affect our estimates of future funding projections include return on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations, and changes to regulatory funding requirements. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

Iron Ore

Iron ore is one of the principal raw materials required for our steel manufacturing operations. We make most of our purchases of iron ore at negotiated prices under multi-year agreements, reducing the impact of short-term market price movements. The price we pay for iron ore is affected by a variety of factors under the terms of our contracts, including measures of general industrial inflation and steel prices and a variable-price mechanism that adjusts the annual average price we pay for iron ore based on reference to an iron ore index referred to as the IODEX. We manage and mitigate our exposure to the IODEX component of our purchases through a systematic hedging strategy, under which we hedge a higher proportion of our near-term iron ore exposure and a lower proportion for our longer-term exposure through a combination of swaps and options. As of June 30, 2019, we have hedged the IODEX component for a substantial portion of our iron ore purchases for 2019 and 2020. Our iron ore derivatives do not meet the accounting criteria for hedge accounting treatment. As a result, the changes in fair value for those derivatives are immediately recognized in earnings, instead of when we recognize the underlying cost of iron ore. This accounting treatment does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition. Although supply and demand factors have resulted in an increase in the IODEX in 2019, we do not anticipate a material impact on our iron ore costs in 2019 because (i) the IODEX is only one component of our price for iron ore, (ii) our iron ore contracts contain a fixed pellet premium, and (iii) we have hedged a substantial portion of our 2019 IODEX exposure.

Research, Innovation and Operations

Rapidly evolving and highly competitive markets require our customers to seek new, comprehensive steel solutions, and we believe we are well positioned to deliver the most robust solutions through our broad portfolio of offerings. We are the only steelmaker in North America that can produce all three major categories of flat-rolled steels: carbon, stainless and electrical. In addition to our flat-rolled steels, our broad product portfolio includes carbon and stainless tubular products, sophisticated tool and die designs, and lightweight, complex, hard-to-manufacture components and sub-assemblies for the automotive market. The collaboration across our steel, tube-making, stamping and materials research groups results in the generation of more innovative and comprehensive solutions for our customers, which we believe improves our competitive advantage.

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

Research and Innovation Awards

The Office of Energy Efficiency and Renewable Energy under the U.S. Department of Energy (“DOE”) continues to grant AK Steel awards for innovative steel research. In March 2019, we received an award to leverage high performance computing from the Lawrence Livermore National Laboratory to conduct hot rolling research. Researchers from AK Steel will work in collaboration with scientists from the Computational Engineering Division to build a Fast Acting Reduced Ordered Model to predict the properties of a finished steel coil after hot rolling in order to continue to improve product consistency, provide immediate feedback on product quality, and to save time, money and energy by reducing expensive industrial trials. This research also will complement current Artificial Intelligence models used in the manufacture of AK Steel’s portfolio of innovative steel products.

In July 2019, we received an award from the DOE High Performance Computing for Materials Program to collaborate in a project with the DOE’s Oak Ridge National Laboratory. The project, “Thermo-Mechanical Forming Process Development to Produce Tailored Strength Automotive Structural Components,” is to develop microstructure-based transformation models to predict austenite stability in high-strength steels. This is the fourth award AK Steel has recently received from the DOE to support innovative steel research. The first, awarded in 2017, focused on manufacturing new steels that provide increased efficiency in high-frequency electric motors, and a second award in 2018 focused on investigating novel low density steels in the laboratory, which could ultimately be used in automotive structural applications. All four awards underscore AK Steel’s innovation and commitment to being a leader in next generation steel product and process development.

Customer Awards

In May 2019, Ford and General Motors (“GM”), two of our valued automotive customers, each presented us with prestigious supplier awards. At the GM 27th Annual Supplier of the Year Awards, GM recognized its best suppliers that have consistently exceeded GM’s expectations, created outstanding value or introduced innovations to GM. AK Steel was awarded as a Supplier of the Year for Non-Fabricated Steel, the second time in two years that we received the award.

In addition, at Ford’s 21st Annual Ford World Excellence Awards, Ford recognized AK Steel as a top-performing global supplier and presented us with its Smart Brand Pillar award in recognition of demonstrated leadership in Ford’s primary brand pillars.

Safety Awards

In May 2019, AK Steel’s Middletown Works received the Max Eward Safety Award for 2018 from the American Coke and Coal Chemicals Institute (“ACCCI”), a leading industry trade organization. The award recognizes Middletown Works for operating one of the safest cokemaking facilities in America and operating all of 2018 without any OSHA recordable injuries. This ACCCI recognition marks the 18th time in the last 22 years that one or more AK Steel coke plants have received the Max Eward Safety Award. In June 2019, our Coshocton Works and Zanesville Works were recognized for outstanding safety performance by the Ohio Bureau of Workers’ Compensation, Division of Safety and Hygiene. We continue to focus on safety in all we do, driving industry leading safety results.

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

We ship steel products into Canada, Mexico and the European Union and have been required to pay tariffs on certain of our shipments. We may at some point in the future recover a portion of the tariffs we have paid to Canada under the country’s duty drawback rules. These rules provide for the reimbursement for tariffs paid on the portion of products imported into that country that are exported from Canada as part of a final product. On May 17, 2019, the United States announced an agreement with Canada and Mexico to remove the Section 232 tariffs for steel and aluminum imports from those countries and for the removal of all retaliatory tariffs imposed on American goods by those countries. The agreement provides for aggressive monitoring and a mechanism to prevent surges in imports of steel and aluminum. If surges in imports of specific steel products occur, the United States may re-impose Section 232 tariffs on those products. Any retaliation by Canada and Mexico, however, would then be limited to steel products. The Section 232 steel and related retaliatory tariffs still remain in place with the European Union, and negotiations between the U.S. and European Union are ongoing. In addition to the ongoing country-by-country negotiations in which the U.S. government is engaged, the Commerce Department has also implemented a system for petitioning the U.S. government to exempt specific products (for instance, a certain grade of steel) from the tariff and a process for challenging these exemption requests.

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

United States-Mexico-Canada Trade Agreement

On October 1, 2018, the Trump administration announced that the U.S. had reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”), which is being proposed to replace the existing North American Free Trade Agreement (“NAFTA”) among those countries. Among other things, the USMCA, as proposed, includes revised “rules of origin” that exempt automakers and other manufacturers from tariffs if their automobiles and other products incorporate certain levels of materials produced in North America, including steel, and labor from workers paid at least $16 per hour. We believe that the USMCA has the potential to incentivize automakers and other manufacturers to increase manufacturing production in North America and to increase demand for North American steel. Because all of our manufacturing facilities are located in North America and our principal market is automotive, this would positively impact our business. For the proposed USMCA to take effect, both houses of Congress must approve implementing legislation, and we cannot currently predict when or if this may occur. Mexico passed the agreement through its legislature in June and Canada has indicated it will take up the measure when or if the U.S. Congress acts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2019	67	$2.48	—
May 2019	489	2.48	—
June 2019	210	2.00	—
Total	766	2.35	—	$125.6

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

Item 4. Mine Safety Disclosures.

The operations of AK Coal Resources, Inc.’s North Fork mine and Coal Innovations, LLC coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report on Form 10-Q presents citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 6. Exhibits.

Exhibit Number	Description
10.1
AK Steel Holding Corporation 2019 Omnibus Supplemental Incentive Plan (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K/A, as filed with the Commission on May 29, 2019).

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	July 29, 2019	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Dated:	July 29, 2019	/s/ Gregory A. Hoffbauer
Gregory A. Hoffbauer
Vice President, Controller and Chief Accounting Officer