Form 10-K
period 2019-12-31
AK STEEL HOLDING CORP
filed 2020-02-20
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019
OR
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

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2019: $743,645,887
There were 316,909,268 shares of common stock outstanding as of February 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2020 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

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

Our mission is to create innovative, high-quality steel solutions for our customers and our key values of safety, quality, productivity and innovation, along with environmental responsibility and sustainability, are its foundation. We have approximately 9,300 employees in North America and Europe, as well as manufacturing operations across seven states in the eastern U.S., Canada and Mexico.

Our corporate strategy is comprised of three pillars:

•	commercializing our innovative new products and services;

•	transforming our operations to significantly improve our competitive position; and

•	driving future growth into new markets and downstream businesses.

On December 2, 2019, we entered into an Agreement of Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) among us, Cleveland-Cliffs Inc. (“Cliffs”) and Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs (“Merger Sub”), pursuant to which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Cliffs will acquire AK Holding by way of the merger of Merger Sub with and into AK Holding (the “Merger”), with AK Holding surviving such Merger as a wholly owned subsidiary of Cliffs. Under the terms of the Merger Agreement, at the effective time of the Merger, AK Holding stockholders will be entitled to receive 0.40 Cliffs common shares for each outstanding share of AK Holding common stock they own at the effective time. Upon completion of the proposed Merger, it is expected that AK Holding stockholders will own approximately 32% and Cliffs shareholders will own approximately 68% of the combined company on a fully diluted basis. We expect to complete the Merger in the first quarter of 2020, subject to the receipt of customary regulatory and stockholder approvals and the satisfaction or (to the extent permissible) waiver of the other closing conditions under the Merger Agreement. See the discussion under Cleveland-Cliffs Acquisition in Item 7 for additional information.

Customers and Markets

We target customers who require comprehensive steel solutions that involve the most technically demanding, highest-quality steel products, “just-in-time” delivery, technical support and product development leadership. Our research and engineering expertise, robust product quality and delivery capabilities, as well as our emphasis on collaborative customer technical support and product planning, are critical factors in our ability to serve our customer markets. Our strategy is to focus on markets for our steel solutions that deliver higher margins, where possible, and reduce amounts sold into the typically lower-margin commodity spot markets, which have experienced substantial volatility in pricing over the past several years primarily as a result of shifting international trade environments and related effects on the domestic markets we serve.

We sell our products to customers in three broad market categories: (i) automotive; (ii) infrastructure and manufacturing, which includes electrical power; and (iii) distributors and converters. The following table presents the percentage of our net sales to each of these markets:

Market	2019	2018	2017
Automotive	66%	63%	65%
Infrastructure and Manufacturing	16%	15%	16%
Distributors and Converters	18%	22%	19%

We sold approximately 70% of our flat-rolled steel shipments in 2019 under fixed base price contracts. These contracts are typically one year in duration and expire at various times throughout the year. Some of these contracts have a surcharge mechanism that passes through certain changes in input costs. We sold the remainder of our flat-rolled steel shipments in 2019 into the spot market at prevailing market prices or under contracts that involve variable pricing that is tied to an independently published steel index.

Automotive Market

The automotive industry is our core market, and we aim to address the principal needs of major automotive manufacturers and their suppliers. We specialize in manufacturing difficult-to-produce, high-quality steel products, combined with demanding delivery performance, customer technical support and collaborative relationships, to develop breakthrough steel solutions that help our customers meet their product requirements. In addition, many of our competitors do not have the capability to supply the full portfolio of products that we make for our automotive customers, such as steel for exposed automotive applications, the most sophisticated grades of advanced high-strength steels (“AHSS”) and value-added stainless steel products. The exacting requirements for servicing the automotive market generally enable us to justify higher selling prices for products sold to that market than for the commodity types of carbon and stainless steels sold to other markets.

In light of the automotive market’s importance to us, North American light vehicle production has a significant impact on our total sales and shipments. North American light vehicle production for 2019 declined 4% to approximately 16.3 million units from the prior year, due in part to a strike at General Motors (“GM”) that halted its vehicle production for over one month. We currently expect a slight increase in North American light vehicle production in 2020. Furthermore, consumer demand for SUVs, trucks, crossovers and larger vehicles continued to increase while demand for smaller sedans and compact cars declined. We benefit from intentionally targeting larger vehicle platforms to take advantage of consumer preferences, and we have focused on and have been successful in getting sourced on numerous SUV, truck, crossover and larger vehicle platforms. As a result, more than three-quarters of the carbon automotive steel that we sell is used to produce these popular larger vehicles. In addition to benefiting from our exposure to consumers’ strong demand for larger vehicles, these vehicles also typically contain a higher volume of steel than smaller sedans and compact cars, providing us the opportunity to sell a greater proportion of our steel products to our automotive customers. Ford Motor Company (“Ford”) accounted for 11% of our net sales in both 2019 and 2018, and FCA (an affiliate of Fiat Chrysler Automobiles N.V.) accounted for 11% and 10% of our net sales in 2019 and 2018. No other customer represented more than 10% of our net sales in either year.

Automotive manufacturers are under pressure to achieve heightened federally mandated fuel economy standards through 2025 (the Corporate Average Fuel Economy, or “CAFE,” standards). The CAFE standards generally require automobile manufacturers to meet an average fuel economy goal, which is approximately 50 miles per gallon across the fleet of vehicles they produce by the year 2025, with certain milestones to be met in interim periods. The United States Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration have proposed rolling back the fuel economy goal under the CAFE standards to average fuel economy requirements that would be closer to 37 miles per gallon across the fleet of vehicles they produce by the year 2025. However, California and other states continue to maintain the more stringent emissions standards, and the EPA’s Science Advisory Board and certain auto makers have expressed differing preferences for approaches to regulation aimed at improving fuel efficiencies. As a result, our automotive customers continue to explore various avenues for achieving the standards, including lightweighting components and developing more fuel-efficient engines. Lightweighting efforts include the use of alternatives to traditional carbon steels, such as AHSS and other materials. While this could reduce the aggregate volume of steel consumed by the automotive industry, we expect that demand will increase for current and next-generation AHSS and that our AHSS and other innovative steels will command higher margins. We are collaborating with our automotive customers and their suppliers to develop innovative solutions using our developments in lightweighting, efficiency, and material strength and formability across our extensive product portfolio, in combination with our automotive stamping and tube-making capabilities. We are also working with our customers to develop steels with greater heat resistance for exhaust systems that support new, fuel-efficient engines that run at higher temperatures.

Among our innovative solutions for automotive customers are our press-hardenable steel (“PHS”) products for hot-stamping applications. Our ULTRALUME® PHS is an aluminized Type 1 heat-treatable boron steel. Our customers depend on ULTRALUME PHS when they require high-strength parts with complex geometries. These steels enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements. In October 2019, we entered a licensing agreement with ArcelorMittal that provides us, as the sole North American licensee, the right to have ULTRALUME PHS hot-stamped parts manufactured by both us and our customers in the U.S., Canada and Mexico. This licensing agreement resolves a long-standing dispute regarding alleged patent infringement, and we believe that it will result in expanded adoption of this product going forward and growth in our sales over the next several years.

Automotive manufacturers have also been increasing their development of hybrid/electric vehicles (“H/EVs”) in order to meet the CAFE standards and growing customer adoption of H/EVs. Many motors used in H/EVs being sold in the U.S. today are imported from foreign suppliers, but more local sourcing and manufacturing of motors is expected to occur in the future. As the only North American producer of high-efficiency non-oriented electrical steel (“NOES”), which is a critical component of H/EV motors, we are positioned to potentially benefit from the growth of H/EVs going forward. We believe our strong foundation in electrical steels and long-standing relationships with automotive manufacturers and their suppliers will provide us with an advantage in this market as it continues to grow and mature. Likewise, the growing customer adoption of H/EVs may also increase demand for improvements in the electric grid to support higher demand for more extensive battery charging, which our grain-oriented electrical steels (“GOES”) could support.

Infrastructure and Manufacturing Market

The infrastructure and manufacturing market primarily represents sales to manufacturers of heating, ventilation and air conditioning equipment, appliances, and power transmission and distribution transformers, who produce equipment for the electrical grid. Domestic construction activity and the replacement of aging infrastructure directly affects sales of our carbon, stainless and electrical steel products, particularly for GOES. In 2019, housing starts in the U.S. increased slightly from the prior year, and our domestic GOES customers continue to experience steady demand consistent with the construction and electrical transformer replacement markets. We also believe that the market growth of H/EVs may require upgrades to the U.S. electrical grid infrastructure to support increased demand for electricity, and thus increased demand for our GOES products in the coming years.

Over the past couple of years, electrical steel pricing declined substantially in many international markets, which contributed to GOES imports into the U.S. doubling in the first quarter of 2018 from 2017 before declining since that point. We believe that foreign competitors are continuing to circumvent existing trade laws, primarily by increasing imports of downstream electrical products not currently covered by the Section 232 steel tariff, which include electrical transformer cores and core assemblies, electrical transformers, and even laminations, which are simply cut pieces of electrical steel. To avoid the Section 232 steel tariff, producers have either increased their imports of foreign-made downstream electrical goods or moved some of their domestic production outside the United States, which adversely affects our electrical steel business. These actions have suppressed domestic electrical steel pricing through 2018 and 2019. In the absence of a remedy against these actions to circumvent the Section 232 steel tariff on electrical steel, these actions are likely to continue and increase over time, significantly pressuring our electrical steel business. We continue to work proactively to mitigate or eliminate this potential avenue for avoiding and circumventing the steel tariff, including by communicating our concerns to the U.S. government and requesting appropriate action to address this issue.

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

Geographic Presence

We sell our carbon steel products principally to customers in North America, and we sell our electrical and stainless steel products primarily in North America and Europe. Our customer base is geographically diverse and there is no single country outside the U.S. where our sales are material compared to our total net sales. For the vast majority of international sales, we are not the importer of record and do not bear the responsibility for paying any applicable tariffs.

Research, Innovation and Operations

Rapidly evolving and highly competitive markets require our customers to seek new, comprehensive steel solutions, and we believe we are well positioned to deliver the most robust solutions through our broad portfolio of offerings. In addition to our flat-rolled steels, this includes carbon and stainless tubular products, sophisticated tool and die designs, and lightweight, complex, hard-to-manufacture components and assemblies for the automotive market. Collaboration across our steel, tube-making, stamping and materials research groups generates innovative and comprehensive solutions for our customers, which we believe enhances our competitive advantage.

Creating innovative products and breakthrough solutions is a strategic priority, as we believe differentiation through producing higher value steels to meet challenging requirements enables us to maintain and enhance our margins. We conduct a broad range of research and development activities aimed at improving existing products and processes and developing new ones. Our tradition of steel innovation has produced a highly diversified flat-rolled steel product portfolio. As part of our underlying strategy to focus on higher-value materials and minimize exposure to commodity products, we have invested in research and innovation totaling $30.7, $29.4 and $28.1 in 2019, 2018 and 2017. Our on-going efforts at our state-of-the-art Research and Innovation Center in Middletown, Ohio, to enhance technical collaboration have increased the introduction of new steel solutions to the marketplace.

Research and Innovation Awards

The Office of Energy Efficiency and Renewable Energy under the U.S. Department of Energy (“DOE”) continues to grant AK Steel awards for innovative steel research. In March 2019, we received an award to leverage high performance computing from the Lawrence Livermore National Laboratory to conduct hot rolling research. Researchers from AK Steel are working in collaboration with scientists from the Computational Engineering Division to build a “Fast Acting Reduced Ordered Model” to predict the properties of a finished steel coil after hot rolling in order to improve product consistency, provide immediate feedback on product quality, and to save time, money and energy by reducing the need for expensive industrial trials. This research also will complement current artificial intelligence models used in the manufacture of AK Steel’s portfolio of innovative steel products.

We are currently in the second year of a three-year project that was announced in October 2018, when the DOE selected us to receive an award of up to $1.2 under the Office of Energy Efficiency and Renewable Energy’s Advanced Manufacturing Office program to investigate novel low-density steels. The project is being conducted in collaboration with the DOE, Oak Ridge National Laboratory Materials Science and Technology Division, and the Advanced Steel Processing and Products Research Center at the Colorado School of Mines. The objective of the project is to conduct alloy design, laboratory validation, and testing of low-density steels that are alternatives to currently available advanced high strength steels and other lightweight metals. These low-density steels are expected to generate energy savings by bringing efficiencies in manufacturing and lifetime savings in automotive structural applications. We have begun mathematical modeling and laboratory scale investigations for the program.

We are also in the third year of a project that the DOE awarded to us in May 2017 to develop the next generation of advanced NOES for motors used in a wide variety of industrial and automotive applications. Laboratory proof of concept for this project has been successfully completed and industrial scale trials have been conducted.

These three awards underscore our track record of innovation and our commitment to being a leader in next generation steel product and process development.

In November 2019, the Auto/Steel Partnership recognized members of AK Steel’s Advanced Engineering team as part of the partnership’s 2019 Excellence Awards. The partnership is an automotive material consortium comprised of North American automotive original equipment manufacturing (“OEM”) companies and steel producers from the American Iron and Steel Institute’s Automotive Applications Council who leverage shared research in a pre-competitive environment. Project teams within the partnership conduct studies in vehicle design applications using steel. Along with other award recipients, we were recognized for collaboration and technical expertise in finding solutions to industry problems. This included the use of new stamping technologies to facilitate potential applications of Next-Generation AHSS in future automotive body structures. AK Steel received an award in the Individual Category for providing exceptional leadership to the partnership. In addition, AK Steel’s Advanced Engineering group and other members of the partnership Stamping Team were recognized for excellence in the Project Team category.

Carbon Steel

We direct most of our research and innovation efforts on carbon steel towards applications for automotive manufacturers and their suppliers. We are particularly focused on AHSS for the automotive market, and we produce virtually every AHSS grade currently used by our customers. Our AHSS grades, such as Dual Phase 590, 780 and 980, have been adopted by our customers for both stamped and roll-formed parts, and our NEXMET® 1000 and 1200 products have demonstrated enhanced strength, formability and opportunities for automotive lightweighting in cold-stamped applications. We are also pursuing application of NEXMET 440EX and NEXMET 490EX in surface-critical, exposed auto body panels as an alternative to aluminum.

Third-Generation Advanced High-Strength Steel

Our third generation NEXMET 1000 and NEXMET 1200 AHSS products enable our customers to achieve significant lightweighting in the unexposed structural components of their vehicles. NEXMET 1200, for example, offers superior formability similar to conventional Dual Phase 600 steel, but at twice the strength level. We have expanded the application of the NEXMET technology to our tubular products from AK Tube LLC (“AK Tube”) and stamped components from PPHC Holdings, LLC (“Precision Partners”). These AHSS products allow automotive engineers to design lightweight parts that meet rigorous service and safety requirements. The NEXMET family of steels helps our customers achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding significant capital costs required to re-design production facilities to use alternative materials.

Both galvanized and cold-rolled NEXMET 1000 and NEXMET 1200 AHSS are progressing through product qualification with several OEM customers, and the first automotive production parts manufactured from NEXMET material will appear on a new vehicle platform that is planned to launch in late 2020. A number of stamping and component assembly trials have been completed successfully, with more planned and underway. Because the timing of automotive design and production cycles spans several years, widespread automotive customer adoption of revolutionary new material such as NEXMET AHSS may also extend over several years.

We expect that other automotive vehicle platforms will incorporate NEXMET AHSS in their designs and that NEXMET AHSS will become a strong differentiator for AK Steel going forward.

Specialty Stainless and Electrical Steel

We continue to develop new and improved specialty stainless and electrical steels for a variety of applications in the automotive, infrastructure and manufacturing, and other markets. For example, we are working with our automotive customers and their exhaust system suppliers to develop new stainless steels for exhaust systems that can withstand higher exhaust gas temperatures associated with future engine designs to achieve increased fuel economy. These steels exhibit improved resistance to thermal fatigue and corrosion over currently available materials. We are also developing stainless steels with unique cosmetic appearances (specialized finishes and colors) for use in architectural and appliance applications.

We are a global leader in producing the highest-quality electrical steel products, which are iron-silicon alloys with unique magnetic properties, and our electrical steels are among the most energy efficient in the world. We sell GOES primarily to manufacturers of power transmission and distribution transformers and NOES to manufacturers of electric motors and generators in both the infrastructure and manufacturing and automotive market. Our GOES customers require high-quality steels with low core losses and high magnetic permeability for the production of efficient electrical transformers, which help to lower costs of electricity generation, transmission and distribution. Although we produce both GOES and NOES products, our primary focus remains on the higher-efficiency GOES products, as these are more challenging to produce and typically command higher selling prices and margins than NOES products.

Downstream Steel Applications

Our portfolio of steel solutions includes the operations of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped components and complex assemblies for the automotive market. In addition to Precision Partners, our downstream operations include AK Tube, which manufactures advanced tubular products for automotive and other applications using carbon and stainless steels, and Combined Metals of Chicago, LLC, a premier processor and distributor of flat-rolled stainless steel products. We believe that collaboration among our steelmaking operations and our downstream businesses can accelerate the adoption of our innovative steel products by automotive manufacturers and their Tier 1 suppliers.

Our research and technical experts, along with engineers from Precision Partners and AK Tube, have undertaken numerous collaborative projects that are generating robust solutions for our customers. Precision Partners’ expertise in tool design and stamping capabilities has allowed us to create prototype components using AK Steel’s innovative new materials and present customers with new potential steel solutions. This approach has and will continue to demonstrate to customers that they can significantly lightweight automotive parts on an accelerated timeline and in a cost-effective manner by using our highly formable grades of AHSS in place of traditional material types.

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

Precision Partners has recently been awarded contracts from two major automotive manufacturers to supply single-piece hot-stamped door rings and complex assemblies. Taken together, the awards are expected to represent approximately $50.0 of projected annual stamping and assembly revenue beginning in late 2020 or early 2021, in addition to revenue from a large, one-time tooling award. In winning these contracts, Precision Partners has been able to leverage its hot-stamping tooling leadership, in addition to its innovative hot-stamping process, to capture new strategic opportunities and demonstrate that it is one of the few companies in North America that has the technical capabilities to produce a major complex assembly and stamping work of this nature.

Sustainability

We are committed to operating in a sustainable manner. Beyond ensuring that we are acting responsibly to serve our communities and the environment, sustainably operating our company also opens opportunities to grow our business, increase customer collaboration and loyalty, differentiate us from our competition, and attract, retain and motivate employees. Steel is the most recycled material on the planet—more than aluminum, plastic, paper and glass combined each year—which establishes a strong foundation for our sustainability initiatives.

In December 2019, AK Steel was named to Newsweek’s “America’s Most Responsible Companies 2020” list. Newsweek published its first ranking of 300 companies from more than 2,000 of the largest U.S. public companies by revenue to determine “which firms were tops when it comes to doing good.” This list focused on performance in the environmental, social and corporate governance areas. AK Steel was the only integrated steel mill included in the Newsweek 2020 list.

In April 2019, we issued our Sustainability Report for 2018 that highlights our corporate-wide sustainability efforts and our efforts to support our employees, encourage diversity and inclusion, contribute to our communities, and demonstrate our commitment to the environment, among other initiatives. We also disclose our steelmaking operations’ energy and water usage, air emissions, waste generation and targets for reducing our environmental footprint. In addition, our Sustainability Report includes our scope 1 greenhouse gas emissions, which are generally direct emissions from owned or controlled sources, and reduction targets for those emissions. Our Sustainability Report (which is not incorporated into this Annual Report) can be found in the “Corporate Citizenship” section of our website at www.aksteel.com.

Employee Safety

Our employees and their safety are of paramount importance to us. Our occupational health and safety policies and programs are the cornerstone of our operating philosophy and are integrated into all of our daily operations and activities. We rigorously manage, control and focus on eliminating or minimizing potential exposure to the hazards associated with making and working around steel. Our low recordable injury rate, based on U.S. Occupational Safety and Health Administration (“OSHA”) criteria, reflects our effectiveness in protecting our employees. In 2019, one of our facilities operated with zero OSHA DART (days away, restricted, or job transfer) injuries for the entire year. During the fourth quarter of 2019, three of our facilities operated with zero OSHA recordable injuries, while six facilities operated with zero OSHA DART injuries. Our full-year 2019 performance at our steelmaking facilities, measured as the number of OSHA recordable injuries per 200,000 labor hours, was 0.46, which was nearly three times better than the industry average (year-to-date through the third quarter, which is the latest industry information currently available).

We consistently lead the U.S. steel industry in safety, outperforming the steel industry average injury frequencies for each of the last ten years, and we have received numerous awards recognizing our safety performance. In May 2019, AK Steel’s Middletown Works received the Max Eward Safety Award for 2018 from the American Coke and Coal Chemicals Institute (“ACCCI”), a leading industry trade organization. The award recognizes Middletown Works for operating one of the safest cokemaking facilities in America and operating all of 2018 without a single OSHA recordable injury. This ACCCI recognition marks the 18th time in the last 22 years that one or more AK Steel coke plants have received the Max Eward Safety Award. In May 2019, our Coshocton Works and Zanesville Works were recognized for outstanding safety performance by the Ohio Bureau of Workers’ Compensation, Division of Safety and Hygiene. We continue to focus on safety in all we do, driving safety results that lead our industry.

Environmental Responsibility

We maintain an unwavering commitment to responsible environmental performance throughout our operations. In 2019, we experienced another year of outstanding overall environmental performance. In addition, to emphasize and reinforce the importance of sustainability and environmental responsibility at the company and to continue to drive improved performance in these areas, since January 2018 our Board of Directors has incorporated an environmental performance component into our annual management incentive plan. After assessing a variety of potential performance categories to incorporate, including an evaluation of areas most ripe for improvement, the Board chose to include air permit deviation events as a category for measuring performance under our annual management incentive plan for 2018 and again in 2019. An air permit deviation event occurs when an event at our steelmaking operations results in noncompliance under the Title V air permits that govern those facilities. In 2019, we had our best performance in the past six years in terms of air permit deviation events, recording our lowest annual total during that period.

We believe that our strong environmental performance is a direct result of the proactive approach we take to environmental management and the close collaborative efforts that we employ across the company. We target sustainable performance in all aspects of our operations, including continuous improvement in operations that include air, water and waste management. Our comprehensive environmental policy provides that we will:

•	commit the necessary resources to comply with all applicable environmental laws, regulations, permits and agreements applicable to us;

•	reduce environmental risks through operating practices and emergency preparedness programs;

•	encourage recycling, recovery and reuse of residual materials, as well as the reduction and prevention of emissions and releases when feasible;

•	participate in efforts to develop and implement environmental laws and regulations;

•	continually evaluate compliance with applicable environmental laws and regulations; and

•	strive to continually improve the effectiveness of our environmental management efforts.

Certain production units in our operations are inherently water-intensive. However, we continuously seek opportunities to reduce water usage and increase water reuse at our steelmaking plants. In addition, our steelmaking facilities are located near abundant sources of water and we do not believe that any of those operations are located in regions that experience high water stress.

The International Organization for Standardization (“ISO”) has certified all of our steelmaking plants with ISO 14001 environmental management certification, and our environmental affairs professionals oversee environmental compliance throughout our organization. We also invest heavily in equipment to help meet our environmental objectives. For example, in 2019, we spent $141.3 to operate and maintain our environmental controls and invested $23.0 in environmental projects. During 2019, we completed a $6.0 project at our Rockport Works to install a more modern, environmentally friendly and lower-cost pickling process.

Strategic Opportunities Related to Climate Change

Our strategy of creating new innovative steel solutions and improving existing products enables us to contribute to carbon reduction efforts and the achievement of sustainability goals throughout the product supply chain. Innovative products in each of the carbon, stainless, electrical, tubular, and stamped steel component families further the sustainability goals of many of our customers. For example, in the automotive market our customers are benefiting from our carbon lightweighting solutions to meet their heightened fuel economy targets under the CAFE standards. We are also providing customers with stainless steel and tubular solutions that allow for greater heat resistance in vehicle exhaust systems, enabling exhaust systems to handle the higher engine exhaust temperatures needed for increased fuel economy. In addition, we continue to develop higher-efficiency NOES products for use in future H/EVs and GOES products for their required infrastructure, a market that we anticipate will grow over time. Our steels also contribute to sustainability goals beyond the automotive market. For instance, our GOES products are among the highest-efficiency electrical steels in the world. These GOES products provide low core loss and high magnetic permeability to transmit electricity across electrical grids in the U.S. and around the world more efficiently through better-performing electrical transformers.

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

Our Sustainability Report issued in April 2019 includes targeted emissions reductions and an inventory of our scope 1 greenhouse gas emissions at our steelmaking plants, along with time-bound, quantitative targets for reducing scope 1 greenhouse gas emissions at those plants. Over time, we also plan to expand our efforts to scope 2 greenhouse gas emissions, which generally are indirect emissions from purchased energy sources, as we develop our internal systems for tracking and targeting scope 1 greenhouse gas reductions.

Production Resources

Employees

Approximately 5,600 of our 9,300 employees are represented by labor unions. The labor contracts covering these represented employees expire between 2020 and 2023. See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

Raw Materials and Other Inputs

Our steel manufacturing operations require carbon and stainless steel scrap, coal, coke, chrome, iron ore, nickel and zinc as primary raw materials. We also consume natural gas, electricity, graphite electrodes and industrial gases. We make most of our purchases of iron ore, coke, industrial gases and a portion of our electricity at negotiated prices under annual or multi-year agreements with periodic price adjustments. We purchase substantially all of our iron ore from Cliffs under multi-year contracts. We typically purchase most of our metallurgical coal under annual fixed-price agreements, but we also obtain approximately 15% of our metallurgical coal needs from our own mine at AK Coal Resources, Inc. (“AK Coal”). We typically purchase carbon and stainless steel scrap, natural gas, a substantial portion of our electricity and most other raw materials at prevailing market prices, which may fluctuate with market supply and demand. Additionally, we may hedge portions of our energy and raw materials purchases to reduce volatility and risk, which is discussed in more detail in Quantitative and Qualitative Disclosures about Market Risk in Item 7A.

We also attempt to reduce the risk of future supply shortages and price volatility in other ways. If multi-year contracts are available in the marketplace, we may use these contracts to secure sufficient supply to satisfy our key raw material needs. When multi-year contracts are not available, or are not available on acceptable terms, we purchase the remainder of our raw materials needs under annual contracts or conduct spot purchases. We also regularly evaluate alternative sources and substitute materials. We believe that we have secured, or will be able to secure, adequate supply sources for our raw materials and energy requirements for 2020.

Competition

We principally compete with domestic and foreign producers of flat-rolled carbon, stainless and electrical steel, carbon and stainless tubular products, aluminum, carbon fiber, concrete and other materials that may be used as a substitute for flat-rolled steels in manufactured products. Precision Partners and AK Tube both compete against other niche companies in highly fragmented markets.

Price, quality, on-time delivery, customer service and product innovation are the primary competitive factors in the steel industry and vary in importance according to the product category and customer requirements. Steel producers that sell to the automotive market face competition from aluminum manufacturers (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that will enable them to satisfy more stringent, government-imposed fuel efficiency standards. To address automotive manufacturers’ lightweighting needs that the aluminum industry is targeting, we and others in the steel industry are developing AHSS grades that we believe provide weight savings similar to aluminum, while being stronger, less costly, more sustainable, easier to repair and more environmentally friendly. Aluminum penetration has been primarily limited to specific automotive applications, such as outer panels and closures, rather than entire body designs. In addition, our automotive customers who continue to use steel, as opposed to aluminum and other alternative materials, are able to avoid the significant capital expenditures required to re-tool their manufacturing processes to accommodate the use of non-steel materials.

Mini-mills (producers using electric arc furnaces) typically have competitive cost advantages as a result of their different production processes and lower labor costs associated with what are often non-union workforces. Their primary raw materials are scrap metal and increasingly pig iron, which blast furnaces produce. Mini-mills generally offer a narrower range of products than integrated steel mills, but the increasing use of pig iron, direct reduced iron and compacted hot briquetted iron have enabled them to expand their product capabilities in recent years. However, mini-mills do not have the equipment capabilities to produce the product range that we offer, nor do they possess our depth of customer service, technical support and research and innovation. Recent new or restarted steelmaking capacity in mini-mills has been primarily intended to service markets other than automotive, thus capping negative impacts to our revenues.

Domestic steel producers, including us, face significant competition from foreign producers. For many reasons, these foreign producers often are able to sell products in the U.S. at prices substantially lower than domestic producers. Depending on the country of origin, these reasons may include government subsidies; lower labor, raw material, energy and regulatory costs; less stringent environmental regulations; less stringent safety requirements; the maintenance of artificially low exchange rates against the U.S. dollar; and preferential trade practices in their home countries. Since late 2017, import levels of carbon and stainless flat-rolled products into the United States have shown a gradual and steady decline and have recently been more reflective of historical levels before the unprecedented surges that began in 2014. However, import levels for GOES products are much higher than their historical levels. These may not be in the form of master coils or slit coils, but rather in the form of cut laminations or assembled transformer cores—which are imported under different tariff codes not subject to the current Section 232 tariffs. Import levels are affected to varying degrees by the relative level of steel production in China and other countries, the strength of demand for steel outside the U.S. and the relative strength or weakness of the U.S. dollar against various foreign currencies. Imports of finished steel into the United States accounted for approximately 19%, 23% and 27% of domestic steel market consumption in 2019, 2018 and 2017.

We continue to provide pension and healthcare benefits to a great number of our retirees, resulting in a competitive disadvantage compared to certain other domestic and foreign steel producers that do not provide such benefits to any or most of their retirees. However, we have taken a number of actions to reduce pension and healthcare benefits costs, including negotiating progressive labor agreements that have significantly reduced total employment costs at all of our union-represented facilities, transferring all responsibility for healthcare benefits for various groups of retirees to Voluntary Employee Benefits Association trusts, offering voluntary lump-sum settlements to pension plan participants, lowering retiree benefit costs for salaried employees, and transferring pension obligations to highly rated insurance companies. These actions have not only reduced some of the risks associated with our pension fund obligations, but more importantly have reduced our risk exposure to performance of the financial markets, which are a principal driver of pension funding requirements. We continue to actively seek opportunities to reduce pension and healthcare benefits costs.

Information about our Executive Officers

The following table provides the name, age and principal position of each of our executive officers as of February 18, 2020:

Name	Age	Position
Roger K. Newport	55	Chief Executive Officer
Kirk W. Reich	51	President and Chief Operating Officer
Joseph C. Alter	42	Vice President, General Counsel and Corporate Secretary
Brian K. Bishop	48	Vice President, Carbon Steel Operations
Stephanie S. Bisselberg	49	Vice President, Human Resources
Renee S. Filiatraut	56	Vice President, Litigation, Labor and External Affairs
Gregory A. Hoffbauer	53	Vice President, Controller and Chief Accounting Officer
Michael A. Kercsmar	48	Vice President, Specialty Steel Operations
Scott M. Lauschke	50	Vice President, Sales and Customer Service
Maurice A. Reed	57	Vice President, Strategic Planning and Business Development
Christopher J. Ross	52	Vice President, Treasurer and Interim Chief Financial Officer

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

Christopher J. Ross has served as Vice President, Treasurer and Interim Chief Financial Officer since November 2019. Prior to that, Mr. Ross was Vice President and Treasurer since January 2018, Treasurer since February 2016 and General Manager, Cash Management and Finance since August 2012. Mr. Ross served in a number of roles since joining us in 1997, including General Manager—Strategic Planning and Financial Analysis, General Manager—Investor Relations and Diversified Business Group, Assistant Treasurer, Manager—Investor Relations, Product Manager—Hot Dip Galvanized and Electrogalvanized, Senior Accountant—Financial Planning and Analysis and Cost Accountant at Middletown Works.

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

Risk of domestic and global steel overcapacity.  Significant global steel capacity and new or expanded production capacity in North America in recent years has caused and continues to cause capacity to exceed demand globally, as well as in our primary markets in North America. In fact, significant increases in new production capacity and a restart of previously idled capacity in the U.S. by our competitors has occurred in recent periods, as new carbon and stainless steelmaking and finishing facilities have begun or may soon begin production. In addition, foreign competitors have substantially increased their production capacity in the last few years and, in some instances appear to have targeted the U.S. market for imports. Also, some foreign economies, such as China, have slowed relative to recent historical norms, resulting in an increased volume of steel products that cannot be consumed by industries in those foreign steel producers’ own countries. Although import levels of carbon and stainless flat-rolled products into the United States have shown a gradual and steady decline over the past two years, imports of other steel products remain at historic highs and the risk remains of even greater levels of imports, depending upon foreign market and economic conditions, changes in trade agreements and treaties, laws, regulations or government policies affecting trade, the value of the U.S. dollar relative to other currencies, and other variables beyond our control. A significant further increase in domestic capacity or foreign imports could adversely affect our sales, financial results and cash flows.

Risks related to U.S. government actions on trade agreements and treaties, laws, regulations or policies affecting trade.  Under the Trump Administration, the U.S. government has altered its approach to international trade policy, both generally and with respect to the matters directly and indirectly affecting the steel industry. In recent years, the U.S. government undertook certain unilateral actions affecting trade and also renegotiated existing bilateral or multi-lateral trade agreements or entered into new agreements or treaties with foreign countries. For example, in March 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25 percent tariff on imported steel. In retaliation against the Section 232 tariffs, the European Union subsequently imposed its own tariffs against certain steel products and other goods imported from the U.S. If the Section 232 tariffs are removed or substantially lessened, whether through legal challenge, legislation or otherwise, imports of foreign steel would likely increase and steel prices in the U.S. would likely fall, which would materially adversely affect our sales, financial results and cash flows. In addition, on December 10, 2019, representatives of the U.S., Mexico and Canada signed a revision to the United States-Mexico-Canada Trade Agreement (“USMCA”), which was proposed to replace the existing North American Free Trade Agreement (“NAFTA”) among those countries. On January 29, 2020, President Trump signed the USMCA Implementation Act on behalf of the U.S. Because all of our manufacturing facilities are located in North America and our principal market is automotive manufacturing in North America, we believe that the USMCA has the potential to positively impact our business by incentivizing automakers and other manufacturers to increase manufacturing production in North America and to use North American steel. However, it is difficult to predict the short- and long-term implications of changes in trade policy and, therefore, whether USMCA or other new or renegotiated trade agreements, treaties, laws, regulations or policies will have a beneficial or detrimental impact on our business and our customers’ and suppliers’ business. Adverse effects could occur directly from a disruption to trade and commercial transactions and/or indirectly by adversely affecting the U.S. economy or certain sectors thereof, thereby impacting demand for our customers’ products, and in turn negatively affecting demand for our products. Key links of the supply chain for some of our key customers, including automotive manufacturers, could be negatively impacted by USMCA or other new or renegotiated trade agreements, treaties, laws, regulations of policies. Any of these actions and their direct and indirect impacts could materially adversely affect our sales, financial results and cash flows.

Risk of changes in the cost of raw materials, supplies and energy.  The price that we pay for energy, key supplies and raw materials, such as electricity, natural gas, industrial gases, graphite electrodes, iron ore, chrome, zinc and coal, can fluctuate significantly based on market factors. In some cases, the prices at which we sell steel will not change in tandem with changes in our raw materials, supplies and energy costs. Global demand and supply, particularly Chinese demand and supply, for certain raw materials can have a significant influence on our costs for those raw materials, especially iron ore and coal, as well as supplies for production whose prices are impacted by raw material prices, such as graphite electrodes and refractory materials. However, our sales prices are generally driven by North American demand, which can result in a compression in our margins in cases where raw material costs increase and our sales prices do not move enough to cover those increases. The majority of our shipments are sold under contracts that do not allow us to pass through all increases in raw materials, supplies and energy costs. Some of our shipments to contract customers include variable-pricing mechanisms allowing us to adjust the total sales price based upon changes in specified raw materials, supplies and energy costs. Those adjustments, however, rarely reflect all of our underlying raw materials, supplies and energy cost changes. The scope of the adjustment may also be limited by the terms of the negotiated language, including limitations on when the adjustment occurs. For shipments we make to the spot market, market conditions or timing of sales may not allow us to recover the full amount of an increase in raw material, supplies or energy costs. In such circumstances, a significant increase in raw material, supplies or energy costs likely would adversely impact our financial results and cash flows. Conversely, in certain circumstances, we may not realize all of the benefits when the price for certain raw materials, supplies or energy declines. For example, this can occur when we lock in the price of a raw material over a set period and the spot market price for the material declines during that period. Our need to consume existing inventories may also delay the impact of a change in prices of raw materials or supplies. New inventory may not be purchased until some portion of the existing inventory is consumed. The impact of this risk is particularly significant for iron ore and coke because of the volumes held in inventory. We manage our exposure to the risk of iron ore price increases by hedging a portion of our annual iron ore supply and by maintaining supply agreements where the IODEX, the global iron ore price index, is only one factor affecting our price of iron ore pellets. Significant changes in raw material costs may also increase the potential for inventory value write-downs in the event of a reduction in selling prices and our inability to realize the cost of the inventory.

Risk from our significant amount of debt and other obligations.  On December 31, 2019, we had $1,997.3 of indebtedness outstanding. We also had pension and other postretirement benefit obligations totaling $758.8. We anticipate making approximately $45.0 of required annual pension contributions in 2020. Based on current funding projections, we expect to make contributions to the master pension trust of approximately $45.0 for 2021 and $35.0 for 2022, though funding projections for 2021 and beyond could be materially affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. Furthermore, actions to reduce our pension obligations, such as transferring retiree obligations to insurance companies through purchased annuity contracts could accelerate the timing or increase the amount of contributions that we are required to make to the master pension trust. We also have the ability to borrow additional amounts under our $1,500.0 revolving credit facility (the “Credit Facility”). At December 31, 2019, we had $450.0 of outstanding borrowings under the Credit Facility with outstanding letters of credit of $72.5, resulting in maximum remaining availability of $977.5 under the Credit Facility, subject to customary borrowing conditions, including a borrowing base, which is determined by the value of eligible collateral less outstanding borrowings and letters of credit. At December 31, 2019, borrowing availability under the Credit Facility was $804.6 based on eligible collateral at that time. Our debt and pension obligations, along with other financial obligations, could have important consequences. For example, they could increase our vulnerability to general adverse economic and industry conditions; require a substantial portion of our cash flows to be dedicated to interest payments and debt service, reducing the amount of cash flows available for other purposes, such as working capital, capital expenditures, acquisitions, joint ventures (“JVs”) or general corporate purposes; limit our ability to obtain future additional financing; reduce our planning flexibility for, or ability to react to, changes in our business and the industry; and place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

Risk of severe financial hardship or bankruptcy of one or more of our major customers or key suppliers or JVs.  Sales and operations of a majority of our customers are sensitive to general economic conditions, especially as they affect the North American automotive and housing industries. If there is a significant weakening of current economic conditions, whether because of secular or cyclical issues, it could lead to financial difficulties or even bankruptcy filings by our customers. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. The nature of that impact would likely include lost sales or losses associated with the potential inability to collect all outstanding accounts receivable. Such an event could also negatively impact our financial results and cash flows. In addition, some of our key suppliers, particularly those who supply us with critical raw materials for the steelmaking process, have recently faced severe financial challenges or bankruptcy and other suppliers or JVs may face such circumstances in the future. Also, we purchase all of our iron ore from Cliffs under two multi-year contracts. This reliance on a single supplier for a primary raw material may increase our risk of increased costs from substitute suppliers or supply chain disruptions. Key suppliers facing financial hardship or operating in bankruptcy could experience operational disruption or even face liquidation, which could result in our inability to secure replacement raw materials on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our operations, financial results and cash flows.

Risk related to our significant proportion of sales to the automotive market. In 2019, approximately 66% of our sales were to the automotive market. In addition to the size of our exposure to the automotive industry, we face risks related to our relative concentration of sales to certain specific automotive manufacturers. In 2019, two customers each accounted for 11% of our net sales. Automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, and consumer spending and preferences. If automotive production and sales decline, our sales and shipments to the automotive market are likely to decline in a corresponding manner. Adverse impacts that we may sustain as a result include, without limitation, lower margins because of the need to sell our steel to less profitable customers and markets, higher fixed costs from lower steel production if we are unable to sell the same amount of steel to other customers and markets, and/or lower sales, shipments and margins generally as our competitors face similar challenges and compete vigorously in other markets. These adverse impacts would negatively affect our sales, financial results and cash flows. Additionally, the trend toward lightweighting in the automotive industry, which requires lighter gauges of steel at higher strengths, could result in a lower volume of steel required by that industry over time. Moreover, competition for automotive business has intensified in recent years, as steel producers and companies producing alternative materials have focused their efforts on capturing and/or expanding their market share of automotive business because of less favorable conditions in other markets for steel and other metals, including commodity products and steel for use in the oil and gas markets. As a result, the potential exists that we may lose market share to existing or new entrants or that automotive manufacturers will take advantage of the intense competition among potential suppliers to pressure our pricing and margins in order to maintain or expand our market share with them, which could negatively affect our sales, financial results and cash flows.

Risk of reduced demand in key product markets due to competition from aluminum and other alternatives to steel.  The automotive market is important to our business, both in terms of volume and margins. Automotive manufacturers are under pressure to meet the government-mandated CAFE standards, which require increasing fuel economy for automobiles in the future. Automotive manufacturers have begun to incorporate aluminum and other alternative materials into their vehicles and continue to investigate the potential risks and benefits of expanding the use of non-steel materials. For example, one major automotive company has begun substituting aluminum for carbon steel in the body of some of its vehicles. Although automotive manufacturers have incorporated aluminum and other competing materials at a much slower rate than some experts previously expected, if demand for steel from one or more of our major automotive customers was to significantly decline because of increased use of aluminum or other competing materials in substitution for steel, it likely would negatively affect our sales, financial results and cash flows.

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

Risk of production disruption or reduced production levels.  When business conditions permit, we attempt to operate our facilities at production levels that are at or near capacity. High production levels are important to our financial results because they enable us to spread fixed costs over a greater number of production tons. We have implemented a strategy to target markets for our products that deliver higher margins, where possible, and reduce amounts sold into the typically lower-margin spot markets. This ongoing strategy relies on our ability to sell higher-margin products that overcome the effects of lower production volumes on our fixed costs. If we are unable to sustain this strategy successfully, it would adversely affect our sales, financial results and cash flows. Production disruptions at facilities we own or at our joint ventures could be caused by unanticipated plant outages or equipment failures, a lack of redundancy for key production assets, or lack of adequate raw materials, energy or other supplies, particularly under circumstances where we lack adequate redundant facilities. Production disruptions could result in significant costs and potential liability to us, as well as negative publicity and damage to our reputation with current or potential customers. In addition, the occurrence of natural or man-made disasters, adverse weather conditions or similar events could significantly disrupt our operations, negatively impact the operations of other companies or contractors we depend upon, or adversely affect customers or markets who buy our products. Any significant disruption or reduced level of production would adversely affect our sales, financial results and cash flows.

Risks associated with our healthcare obligations.  We provide healthcare coverage to our active employees and to a significant portion of our retirees, as well as certain members of their families. We are self-insured for substantially all of our healthcare coverage. While we have reduced our exposure to rising healthcare costs to a significant degree through cost sharing, cost caps and VEBA trusts, the cost of providing such healthcare coverage may be greater on a relative basis for us than for our competitors because they either provide a lower level of benefits, require that their participants pay more for their benefits, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits). In addition, our costs for retiree healthcare obligations could be affected by fluctuations in interest rates or by federal healthcare legislation.

Risks associated with our pension obligations.  We have a substantial pension obligation that, along with the related pension expense (income) and funding requirements, is directly affected by various changes in assumptions, including the selection of appropriate mortality assumptions and discount rates. These items also are affected by the rate and timing of employee retirements, actual experience compared to actuarial projections and asset returns in the securities markets. Such changes could increase our cost for those obligations, which could have a material adverse effect on our results and ability to meet those obligations. In addition, changes in the laws governing pensions could also materially adversely affect our costs and ability to meet our pension obligations. Also, under the method of accounting we use for pension obligation reporting, we recognize into our results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond our control, primarily changes in interest rates, performance of the financial markets, and mortality and retirement projections. A corridor adjustment, if required after a re-measurement of our pension obligations, historically has been recorded in the fourth quarter of the year, though one may be recorded at any time if an interim remeasurement occurs. A corridor adjustment can have a significant impact on our financial statements when it occurs, although its immediate recognition reduces the impact of unrealized gains or losses on future periods. A corridor charge does not have any immediate impact on our cash flows. We also contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multiemployer plans exposes us to potential liabilities if the multiemployer plan is unable to pay its underfunded obligations or we choose to stop participating in the plan. For example, in 2019 the trustees for the IAM National Pension Fund (the “Fund”) voluntarily elected to place the Fund in the Red Zone for 2019 and implement a rehabilitation plan, which requires both an increase in employer contributions and reduction of certain employee pension benefits. Depending on negotiations with one of our affected unions, our contributions to the Fund could increase approximately $2.0 in 2020, with gradually increasing requirements through 2031.

Risk of not reaching new labor agreements on a timely basis.  Most of our hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between March 2020 and July 2023. One of those contracts is scheduled to expire in 2020. The labor contract with the International Association of Machinists and Aerospace Workers, Local 1943, which governs approximately 1,750 production employees at Middletown Works, expires on March 15, 2020. We intend to negotiate with the union to reach a new, competitive labor agreement in advance of the current expiration date. We cannot predict, however, when a new, competitive labor agreement with the union will be reached or what the impact of such agreement will be on our operating costs, operating income and cash flows. There is the potential of a work stoppage at this location in 2020 and beyond if we cannot reach timely agreement in contract negotiations before the contract expiration. If a work stoppage occurs, it could have a material impact on our operations, financial results and cash flows. For labor contracts at other locations that expire after 2020, a similar risk applies.

Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  We have described several significant legal and environmental proceedings in Note 11 to the consolidated financial statements in Item 8. For environmental issues, changes in application or scope of laws or regulations applicable to us, or negative outcomes in pending or future litigation, could have significant adverse impacts, including requiring capital expenditures to ensure compliance with the laws, regulations, or court decisions, increased difficulty in obtaining future permits or meeting future permit requirements, incurring costs for emission allowances, restriction of production, and higher prices for certain raw materials. One or more of these adverse developments could negatively impact our operations, financial results and cash flows. For litigation, arbitrations and other legal proceedings, it is not possible to predict with certainty the outcome of such matters and we could incur future judgments, fines or penalties or enter into settlements of lawsuits, arbitrations and claims that could have an adverse effect on our business, results of operations and financial condition. In addition, while we maintain insurance coverage for certain claims, we may not be able to obtain insurance on acceptable terms in the future and, if we obtain such insurance, it may not provide adequate coverage against all claims. We establish reserves based on our assessment of contingencies, including contingencies for claims asserted against us in connection with litigation, arbitrations and environmental issues. Adverse developments in litigation, arbitrations, environmental issues or other legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could negatively affect our operations, financial results and cash flows.

Risk associated with regulatory compliance and changes. Our business and the businesses of our customers and suppliers are subject to a wide variety of government regulations, including those relating to environmental permitting requirements. The regulations promulgated or adopted by various government agencies, and the interpretations and application of such regulations, are dynamic and constantly evolving. If new regulations arise, the application of existing regulations expands, or the interpretation of applicable regulations changes, we may incur additional costs for compliance, including capital expenditures. For example, the EPA is required to routinely reassess the National Ambient Air Quality Standards (“NAAQS”) for criteria pollutants like nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter. These standards are frequently subject to litigation and revision. Revisions to the NAAQS could require us to make significant capital expenditures to ensure compliance and could make it more difficult for us to obtain required permits in the future. These risks are higher for our facilities that are located in non-attainment areas. Complex foreign and U.S. laws and regulations apply to our domestic and international operations, including but not limited to the Foreign Corrupt Practices Act and other anti-bribery laws, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions, the European Union’s General Data Protection Regulation (“GDPR”) and other U.S. and foreign privacy regulations, and transportation and logistics regulations. These laws and regulations and changes in these laws and regulations may increase our cost of doing business in international jurisdictions and expose our operations and our employees to elevated risk. We have implemented policies and processes designed to comply with these laws and regulations, but failure by our employees, contractors or agents to comply with these laws and regulations could result in possible administrative, civil or criminal liability and reputational harm to us and our employees. We may also be indirectly affected through regulatory changes that impact our customers or suppliers. Regulatory changes that impact our customers could reduce the quantity of our products they demand or the price of our products that they are willing to pay. Regulatory changes that impact our suppliers could decrease the supply of products or availability of services they sell to us or could increase the price they demand for products or services they sell to us.

Risks associated with climate change and greenhouse gas emissions. Our business and operations, as well as the business and operations of our key suppliers and customers, may become subject to legislation or regulation intended to limit climate change or greenhouse gas emissions. It is possible that limitations on, or taxes or other assessments related to, greenhouse gas emissions may be imposed in the United States through legislation or regulation. For example, the EPA has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations that will require large sources and suppliers in the United States to report greenhouse gas emissions. In addition, the U.S. Congress has introduced from time to time legislation aimed at limiting carbon emissions from carbon-intensive business operations. The CAFE standards and other existing and future climate change-related legislation and regulation could also affect our customers, and in particular our automotive customers, as they may elect to use lower volumes of steel to achieve mandates related to emissions. Similarly, our suppliers may incur cost increases in order to comply with climate control legislation and regulation, which they could in turn attempt to pass through to us in the form of higher prices for critical goods and services. It is impossible to forecast the terms of the final regulations and legislation, if any, and the resulting effects on us. Depending upon the terms of any such legislation or regulation, we could suffer negative financial impacts because of increased energy, operational, environmental and other costs to comply with the limitations that would be imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact our ability to compete with foreign steel companies situated in areas not subject to such limitations. Until all of the terms of such regulation and legislation are known, we cannot reasonably or reliably estimate their impact on our financial condition, operating performance or ability to compete.

Risks associated with financial, credit, capital and banking markets.  In the ordinary course of business, we seek to access financial, credit, capital and banking markets at competitive rates. Currently, we believe we have adequate access to these markets to meet our reasonably anticipated business needs. We provide and receive normal trade financing to our customers and from our suppliers. If access to competitive financial, credit, capital and banking markets by us, or our customers or suppliers, is impaired, our operations, financial results and cash flows could be adversely impacted.

Risk associated with derivative contracts to hedge commodity pricing volatility. We use cash-settled commodity price swaps and options to reduce pricing volatility for a portion of our raw material, energy and other commodity purchases. We employ a systematic approach in order to mitigate the risk of potential volatile price movements of certain commodities. This approach is intended to protect us against a sharp rise in the price of commodities. However, engaging in the use of swaps, options and similar agreements for hedging entails a variety of risks. For example, if the price of an underlying commodity falls below the price at which we hedged the commodity, we will benefit from the lower market price for the commodity purchased, but may not realize the full benefit of the lower commodity price because of the hedged transaction. In certain circumstances we also could be required to provide collateral for a potential derivative liability or close our hedging transaction for the commodity. Additionally, there may be a timing lag (particularly for iron ore) between a decline in the price of a commodity underlying a derivative contract, which could require us to make payments in the short-term to provide collateral or settle the relevant hedging transaction, and the period when we experience the benefits of the lower cost input through physical purchases of the commodity the hedge covers. Further, for derivatives designated as cash flow hedges, we initially record the effective gains and losses in accumulated other comprehensive income (loss) and reclassify them to earnings in the same period we recognize the effect of the associated hedged transaction. We record all derivative gains or losses for which hedge accounting treatment has not been elected to earnings in the period the gain or loss occurs. Changes in the fair value of derivatives for which hedge accounting treatment has not been elected may result in increased volatility in our reported earnings. For example, we immediately recognize changes in the fair value of our iron ore derivative contracts in earnings when the fair value changes, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. Each of these risks related to our hedging transactions could adversely affect our financial results and cash flows.

Risks related to the potential permanent idling of facilities. We perform strategic reviews of our business on an ongoing basis, which includes evaluating each of our plants and operating units to assess their strategic benefits, competitiveness and viability. As part of these reviews, we may idle—whether temporarily or permanently—certain of our existing facilities in order to reduce or eliminate participation in markets where we determine that our returns are not acceptable. For example, in 2019 we permanently closed our Ashland Works plant. Our closure of Ashland Works resulted in the incurrence and acceleration of cash expenses, including those relating to labor benefit obligations, a multiemployer plan withdrawal liability, take-or-pay supply agreements and accelerated environmental remediation costs, as well as charges for impairment of those assets and the effects on pension and OPEB liabilities. Other risks associated with the closure of Ashland Works include, without limitation, our failure to achieve the projected savings and higher than expected closure costs. For operations other than Ashland Works, we could incur similar types of cash and non-cash costs if we elect to temporarily or permanently idle any of our other currently operating assets or facilities as part of our ongoing strategic reviews. We will generally endeavor to transition products produced at an affected operation to our other facilities, including joint ventures. Customers could respond negatively to this requested transition and take current or future business from us. Alternatively, we could fail to meet customer specifications at the facilities to which these products will be transitioned, resulting in customer dissatisfaction or claims, or face other unanticipated operational issues. If we elect to permanently idle other material facilities or assets, it could adversely affect our operations, financial results and cash flows.

Risk of inability to fully realize benefits of margin enhancement initiatives. In recent years we have undertaken several significant projects in an effort to lower costs and enhance margins. These projects and initiatives include efforts to focus production and sales on higher margin products, increase our operating rates and lower our costs. We identified a number of areas for enhancing profitability, including increasing our percentage of contract sales, producing and selling a greater value-added mix of products and developing new products that can command higher prices from customers. For example, we expect Precision Partners to continue to grow as it expands its operations and capabilities with revenues that can realize higher margins than our average business. Goodwill is a significant part of Precision Partners’ assets and our inability to realize the benefits of the growth in its business model could result in an impairment of goodwill. As another example, we have recently undertaken several significant information technology (“IT”) projects, including new and upgraded enterprise systems that affect key areas of our business and operations. Although we anticipate that these IT projects will increase our efficiency, should these projects face unexpected challenges, whether during implementation, adoption or other stages, it could have adverse impacts on our business or operations. Generally, if one or more of these key cost-savings or margin enhancement projects are unsuccessful, are significantly less effective in achieving the level and timing of combined cost savings or margin enhancement than we anticipated, or do not achieve results as quickly as anticipated, our financial results and cash flows could be adversely impacted.

Risk of IT security threats, cybercrime and exposure of private information. We rely on IT systems and networks in almost every aspect of our business activities. In addition, we and certain of our third-party data processing providers collect and store sensitive data, and our vendors or suppliers may collect and store sensitive data about us in their information system environments. We have taken, and intend to continue to take, what we believe are appropriate and reasonable steps to prevent security breaches in our systems and networks. In recent years, however, both the number and sophistication of IT security threats and cybercrimes have increased. Additionally, regulatory pressure has increased for companies to prevent security breaches and notify stakeholders if data is exposed. These IT security threats and increasingly sophisticated cybercrimes pose a risk to system security and the confidentiality, availability and integrity of our data. A breach in security could expose us to risks of production downtimes and operations disruptions, misuse of information or systems, or the compromise of confidential information, which in turn could adversely affect our reputation, competitive position, business and financial results.

Risks associated with changes in tax laws and regulations. We are a large corporation with operations in the U.S. and other jurisdictions. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments, as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Significant judgment is required in determining our tax provision for income taxes. Changes in tax laws or regulations may be enacted that could adversely affect our overall tax assets and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction, or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our financial condition and results of operations.

Risks related to the uncertain consideration our stockholders will receive in the Merger because the market price of Cliffs common shares will fluctuate. Subject to the terms and conditions set forth in the Merger Agreement, upon consummation of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than restricted shares and shares of our common stock owned by us, Cliffs or Merger Sub) will be converted into the right to receive 0.40 Cliffs common shares (as well as cash in lieu of any fractional Cliffs common shares and any dividends or distributions on the Cliffs common shares with a record date at or after the effective time of the Merger). The exchange ratio in the Merger is fixed, and there will be no adjustment to the consideration to be received by our stockholders in the Merger for changes in the market price of Cliffs common shares or our common stock prior to the completion of the Merger. The market value of Cliffs common shares may fluctuate prior to the closing of the transaction as a result of a variety of factors, including general market and economic conditions, changes in Cliffs’ business, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases may be beyond our control or Cliff’s control. The actual value of the consideration to be received by our stockholders at the completion of the Merger will depend on the market value of the Cliffs common shares at that time. This market value may differ, possibly materially, from the market value of Cliffs common shares at the time the Merger Agreement was entered into or at any other time.

Risk that the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. The Merger Agreement contains a number of conditions that must be satisfied or waived in order to complete the Merger. Those conditions include, among others:

•	the adoption of the Merger Agreement by our stockholders;

•	the approval by Cliffs shareholders of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the issuance of Cliffs common shares in connection with the Merger;

•	the approval to list the Cliffs common shares issuable in connection with the Merger on the NYSE;

•	the expiration or termination of the antitrust waiting period applicable to the Merger and receipt of required regulatory approvals in Mexico;

•	the absence of any governmental order or law prohibiting the consummation of the Merger;

•	the accuracy of Cliffs’ and our respective representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement);

•	Cliffs’ and our performance of their respective obligations under the Merger Agreement in all material respects;

•	the absence of a material adverse effect on Cliffs (as described in the Merger Agreement); and

•
our receipt of a written opinion of our tax counsel (or, if our tax counsel is unwilling or unable to deliver such tax opinion, Cliffs’ tax counsel, or, if Cliffs’ tax counsel does not deliver such an opinion, subject to our using reasonable best efforts to obtain the tax opinion from another nationally recognized tax counsel reasonably acceptable to us) regarding the U.S. federal income tax treatment of the transaction.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by June 30, 2020 (subject to our and Cliffs’ ability to extend the date to September 30, 2020 and then December 31, 2020 if required antitrust approvals have not yet been obtained or there is an impediment under any antitrust law), either Cliffs or we may choose not to proceed with the Merger. The parties can mutually decide to terminate the Merger Agreement at any time, before or after the receipt of our stockholder approval or Cliffs shareholder approval.

Risk that an adverse ruling in one or more lawsuits filed against AK Steel, its directors, Cliffs, its directors and Merger Sub in connection with the Merger may delay the completion of the Merger or prevent the Merger from being completed. Six actions, including one putative class action lawsuit, have been filed in federal court in Delaware, Michigan and New York by purported stockholders of ours in connection with the Merger: the Stein Action, Spuhler Action, Franchi Action, Raul Action, Ruiz Action and Rubin Action (collectively, the “AK Steel Stockholder Federal Actions”, each as defined and described in Note 11 to the consolidated financial statements in Item 8). A seventh action, the Pate Action (as defined and described in Note 11 to the consolidated financial statements), has been filed by a purported AK Steel stockholder as a putative class action in state court in Ohio (the Pate Action and the AK Steel Stockholder Federal Actions are collectively referred to as the “AK Steel Stockholder Actions.”). Each of the AK Steel Stockholder Actions names AK Steel and its directors as defendants, and the Franchi Action and Pate Action each name Cliffs and Merger Sub as additional defendants. An eighth action, the Nessim Action (as defined and described in Note 11 to the consolidated financial statements), has been filed in federal court in New York against Cliffs and its directors by a purported shareholder of Cliffs (the Nessim Action and the AK Steel Stockholder Federal Actions are collectively referred to as the “Federal Stockholder Actions,” and all eight actions are collectively referred to as the “Stockholder Actions.”). Each of the Federal Stockholder Actions alleges, among other things, that the registration statement on Form S-4 filed by Cliffs in connection with the Merger is false and misleading and/or omits material information concerning the transactions contemplated by the Merger Agreement in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated under the Exchange Act. The Pate Action alleges breach of fiduciary duty claims against the AK Steel directors and aiding and abetting claims against AK Steel, Cliffs and Merger Sub in connection with the transactions contemplated by the Merger Agreement, including that the registration statement on Form S-4 filed by Cliffs in connection with the Merger is false and misleading and/or omits material information concerning the transactions contemplated by the Merger Agreement. The plaintiffs in the Stockholder Actions, among other things, seek to enjoin the transactions contemplated by the Merger Agreement and an award of attorneys’ fees and expenses.

Additional lawsuits related to the transactions contemplated by the Merger Agreement may be filed in the future. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. There can be no assurance that any of the defendants will be successful in defending the pending or any potential future lawsuits. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the Merger. An adverse judgment in any Stockholder Action could result in monetary damages, which could have a negative impact on Cliffs’ and AK Steel’s respective liquidity and financial condition.

Risk of negative impacts on the price of shares of our common stock and our debt securities, our future business and financial results as a result of failing to complete the Merger. If the Merger is not completed for any reason, including the failure of either company’s stockholders to approve the requisite transactions, our business and financial results may be adversely affected, including as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock and debt securities;

•
the manner in which customers, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees, which may adversely affect, among other things, productivity, employee turnover and occupational safety; and

•
we have and will continue to expend significant time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and our board seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, we also may be required to pay Cliffs a termination fee.

Risks associated with the Merger Agreement limiting our ability to pursue alternatives to the Merger. The Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to us that might result in greater value to our stockholders than the Merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on our soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction, and a termination fee that is payable to Cliffs if we terminate the Merger Agreement to accept a superior acquisition proposal.

Risk of business uncertainties while the Merger is pending and related adverse effects on our business. Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause suppliers, customers and others that deal with us to seek to change our existing business relationships. In addition, the Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Cliffs, and generally requires us to continue our operations in the ordinary course, until completion of the Merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Risk of the significant transaction and Merger-related costs exceeding our expectations. We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, including, among others, fees paid to financial, legal and accounting advisors, employee retention costs, severance and benefit costs and filing fees. Many of these costs will be borne by us even if the Merger is not completed and could have an adverse effect on our financial condition and operating results.

Risk that uncertainties associated with the Merger cause a loss of management personnel and other employees, which could adversely affect our future business and operations. We are dependent on the experience and industry knowledge of our officers and other employees to execute our business plans. Our success depends in part upon our ability to retain management personnel and other employees. Our current and prospective employees may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our ability to attract or retain management and other personnel while the transaction is pending.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our corporate headquarters in West Chester, Ohio, through 2029, with two five-year options to extend the lease. We own our Research and Innovation Center located in Middletown, Ohio.

Our operations consist primarily of seven steelmaking and finishing plants in the United States. We own all of our steelmaking and finishing facilities. In addition, we operate two coke plants, a metallurgical coal production facility, three tube manufacturing plants and ten tooling and stamping operations in the United States, Canada and Mexico.

Butler Works is located in Butler, Pennsylvania, and produces stainless, electrical and carbon steel. Melting takes place in an electric arc furnace that feeds an argon-oxygen decarburization unit for the specialty steels. A ladle metallurgy furnace feeds two double-strand continuous casters. Butler Works also includes a hot rolling mill, annealing and pickling units and two tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

Coshocton Works is located in Coshocton, Ohio, and consists of a stainless steel finishing plant containing two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, nine bell annealing furnaces, four hydrogen annealing furnaces, two bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

Dearborn Works is located in Dearborn, Michigan, and its operations include carbon steel melting, casting, hot and cold rolling and finishing operations for carbon steel. It consists of a blast furnace, basic oxygen furnaces, two ladle metallurgy furnaces, a vacuum degasser and two slab casters. Dearborn Works also has a hot rolling mill, a pickle line/tandem cold mill, batch anneal shops, a temper mill and a hot-dip galvanizing line for finishing products.

Mansfield Works is located in Mansfield, Ohio, and produces stainless steel. Operations include a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a ladle metallurgy furnace, a thin-slab continuous caster and a hot rolling mill.

Middletown Works is located in Middletown, Ohio, and melts carbon steel and processes carbon and stainless steel. It consists of a coke facility, a blast furnace, basic oxygen furnaces, a CAS-OB, a vacuum degasser and a continuous caster for the production of carbon steel. Middletown Works also has a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing products.

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

AK Tube, a subsidiary, owns a plant in Walbridge, Ohio, which operates six electric resistance welded tube mills. It also has a plant on leased land in Columbus, Indiana, which operates seven electric resistance welded tube mills, three high-speed cold saws. AK Tube’s leased plant in Queretaro, Mexico, operates one electric resistance welded tube mill and one high-speed cold saw.

AK Coal, a subsidiary, produces metallurgical coal from reserves in Somerset County, Pennsylvania.

Mountain State Carbon, LLC, a subsidiary, produces furnace and foundry coke from its cokemaking facility in Follansbee, West Virginia, which consists of four batteries.

Precision Partners, a subsidiary, provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market across ten plants in Ontario, Alabama and Kentucky. Its facilities feature seven large-bed, hot-stamping presses providing thirteen lines of production; 81 cold-stamping presses ranging from 200 tons to 3,000 tons of pressing capacity; 17 large-bed, high-tonnage tryout presses with prove-out capabilities for new tool builds; and 144 multi-axis welding assembly cells. Precision Partners owns one facility in Ontario and the remainder are leased.

Item 3.	Legal Proceedings.

Information for this item may be found in Note 11 to the consolidated financial statements in Item 8, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

The operations of AK Coal’s North Fork mine and coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Annual Report presents citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock is listed on the New York Stock Exchange (symbol: AKS). As of February 18, 2020, there were 316,909,268 shares of common stock outstanding and held of record by 3,470 stockholders. Because depositories, brokers and other nominees hold many of these shares, the number of record holders is not representative of the number of beneficial holders. There were no unregistered sales of equity securities in the year ended December 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 2019	414	$2.43	—
November 2019	—	—	—
December 2019	—	—	—
Total	414	2.43	—	$125.6

(a)
Employees may have us withhold shares to pay federal, state and local taxes due upon the vesting of restricted stock or performance shares under the terms of the AK Steel Holding Corporation 2019 Omnibus Supplemental Incentive Plan. In this event, the withheld shares have a fair market value equal to the minimum statutory withholding rate that tax authorities could impose on the transaction. We repurchase the withheld shares at the quoted closing price on the day we withhold the shares.

(b)
On October 21, 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding equity securities. The Board of Directors’ authorization specified no expiration date. We did not repurchase any of our equity securities under this authorization in 2019.

The following graph compares cumulative total stockholder return on AK Holding’s common stock for the five-year period from January 1, 2015 through December 31, 2019, with the cumulative total return for the same period of (i) the Standard & Poor’s Small Cap 600 Stock Index, and (ii) the New York Stock Exchange Arca Steel Index. These comparisons assume an investment of $100 at the beginning of the period and reinvestment of dividends.

	January 1,	December 31,
	2015	2015	2016	2017	2018	2019
AK Holding	$100	$38	$172	$95	$38	$55
NYSE Arca Steel	100	56	107	130	102	111
S&P 600 Small Cap	100	97	121	135	122	147

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data should be read along with the consolidated financial statements presented in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Item 7.

	2019	2018	2017	2016	2015
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$6,359.4	$6,818.2	$6,080.5	$5,882.5	$6,692.9
Operating profit (loss)	209.3	364.4	260.2	217.6	(67.4)
Net income (loss) attributable to AK Steel Holding Corporation (a)	11.2	186.0	103.5	(16.8)	(652.3)
Basic earnings (loss) per share	0.04	0.59	0.33	(0.07)	(3.67)
Diluted earnings (loss) per share (a)	0.04	0.59	0.32	(0.07)	(3.67)
Other Data:
Total flat-rolled shipments (in thousands of tons)	5,342.2	5,683.4	5,596.2	5,936.4	6,974.0
Selling price per flat-rolled ton	$1,078	$1,091	$1,022	$955	$929
Balance Sheet Data:
Cash and cash equivalents	$31.0	$48.6	$38.0	$173.2	$56.6
Working capital	959.8	1,072.7	1,070.1	1,077.1	899.5
Total assets (b)	4,590.6	4,515.7	4,474.8	4,101.7	4,157.8
Long-term debt	1,968.8	1,993.7	2,110.1	1,816.6	2,354.1
Current portion of pension and other postretirement benefit obligations	41.0	38.7	40.1	41.3	77.7
Pension and other postretirement benefit obligations (excluding current portion)	717.8	829.9	894.2	1,093.7	1,146.9
Total equity (deficit)	477.3	429.5	300.6	149.8	(528.4)

(a)
In 2019, we recorded a charge of $69.3 ($0.22 per diluted share) to permanently close Ashland Works. In 2019, 2018 and 2016, we recorded pension settlement charges of $26.9 ($0.08 per diluted share), $14.5 ($0.05 per diluted share) and $25.0 ($0.11 per diluted share). In 2017, we recorded an asset impairment charge of $75.6 ($0.24 per diluted share) related to the Ashland Works blast furnace and steelmaking operations (“Ashland Works Hot End”) and a credit of $19.3 ($0.06 per diluted share) for the reversal of a liability for transportation costs. In 2016, we also recorded costs of $69.5 ($0.30 per diluted share) to terminate a pellet offtake agreement and for related transportation costs. Under our method of accounting for pensions and other postretirement benefits, we recorded pension corridor charges of $78.4 ($0.34 per diluted share) and $144.3 ($0.81 per diluted share) in 2016 and 2015, and OPEB corridor credits of $35.3 ($0.15 per diluted share) and $13.1 ($0.07 per diluted share) in 2016 and 2015. In 2015, we also recorded a charge for a temporary facility idling of $28.1 ($0.16 per diluted share) for the Ashland Works Hot End and impairments of our investments in our former Magnetation LLC joint venture of $256.3 ($1.44 per diluted share) and AFSG Holdings, Inc. of $41.6 ($0.23 per diluted share).

(b)
We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as of January 1, 2019 through the modified retrospective method and recorded additional lease assets and liabilities of $291.1 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting treatment.

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

2019 Financial Overview

In 2019, we made significant capital investments to strengthen the company for the long-run, including a major planned outage that will lower our steelmaking costs at Dearborn Works and the construction of a new Precision Partners facility to grow our market position and capabilities in automotive stamping and complex assembly. While those investments will benefit the company in future years, we faced market headwinds in 2019 that impacted our financial results. Those headwinds included lower shipments resulting from challenging steel market conditions with softening spot market steel prices and a slight decline in automotive demand, including reduced shipments to General Motors as a result of the 40-day strike that halted its vehicle production. Our 2019 net income was $11.2, or $0.04 per diluted share of common stock, which reflected a charge for the Ashland Works closure of $69.3 (or $0.22 per diluted share), compared to 2018 net income of $186.0, or $0.59 per diluted share. Our 2019 results also reflected a pension settlement charge of $26.9, or $0.08 per diluted share, from a pension annuity transaction that we entered into in the fourth quarter of 2019 as part of our efforts to de-risk our balance sheet. Our 2018 results reflected a pension settlement charge of $14.5, or $0.05 per diluted share, for a separate pension annuity transaction that we entered into in 2018. Excluding the Ashland closure and pension settlement charges, 2019 adjusted net income was $107.4, or $0.34 per diluted share, compared to 2018 adjusted net income of $200.5, or $0.64 per diluted share. Our adjusted EBITDA (as defined in Non-GAAP Financial Measures) was $446.5, or 7.0% of net sales, for 2019, compared to adjusted EBITDA of $563.4, or 8.3% of net sales, for 2018.

Our 2019 results reflected lower shipments of flat-rolled steel from a year ago, primarily due to a softening of sales to the distributors and converters market and reduced shipments to the automotive market. The average selling price per flat-rolled steel ton decreased by 1% in 2019 from 2018, primarily due to lower selling prices for carbon spot market sales. These impacts were partially offset by higher selling prices to the automotive market and lower costs for scrap, alloys and energy. Maintenance outage costs in 2019 were $81.0, compared to $91.1 in 2018. We recorded mark-to-market unrealized gains on iron ore derivatives of $49.6 in 2019, as compared to unrealized gains of $0.2 in 2018.

In January 2019, we announced our intent to close Ashland Works, including the previously idled blast furnace and steelmaking operations (“Ashland Works Hot End”), and the hot dip galvanizing coating line that had remained operational. During 2019, we transitioned products to our other, lower cost U.S. coating lines and in November 2019 ceased operations at the Ashland Works coating line. We recorded a charge of $69.3, or $0.22 per diluted share, during 2019 for termination of certain take-or-pay agreements, supplemental unemployment and other employee benefit costs, estimated multiemployer plan withdrawal liability, and other costs. See discussion below and in Note 3 to the consolidated financial statements.

During 2019, we transferred $615.6 of pension obligations to a highly-rated insurance company for approximately 4,250 retirees or their beneficiaries. Since mid-2016, we have transferred a total of $1.1 billion in pension trust assets to purchase four non-participating annuity contracts that require highly-rated insurance companies to pay the transferred pension obligations to approximately 20,000 pension participants. The settlement charges related to these transactions represent the recognition of unrealized actuarial losses that were being recognized over the future estimated remaining lives of the affected pension participants.

2019 Compared to 2018

Steel Shipments

Flat-rolled steel shipments in 2019 were 5,342,200 tons, a 6% decrease compared to 2018 shipments of 5,683,400 tons. The decrease was a result of lower shipments to the distributors and converters market and a 6% decline in shipments to the automotive market, due in part to the 40-day strike at General Motors. Shipments of flat-rolled steel by product category for 2019 and 2018, as a percent of total flat-rolled steel shipments, were as follows:

Flat-Rolled Steel Shipments by Product Category

Net Sales

The following table presents information on net sales:

	2019	2018	Increase (Decrease)
Net sales	$6,359.4	$6,818.2	(7)%
Average net selling price per ton	1,078	1,091	(1)%
Net sales outside the United States	569.4	634.8
Net sales outside the United States as a percent of net sales	9%	9%

The decrease in net sales was driven primarily by lower shipments and lower spot market steel pricing, which includes the effect of surcharges, partly offset by higher selling prices for automotive shipments. The decrease in average net selling price per ton was primarily driven by reduced selling prices in the carbon spot market.

The following table presents the percentage of net sales to each of our markets:

Market	2019	2018
Automotive	66%	63%
Infrastructure and Manufacturing	16%	15%
Distributors and Converters	18%	22%

Cost of Products Sold

Cost of products sold in 2019 of $5,606.3, or 88.2% of net sales, decreased from 2018 cost of products sold of $5,911.0, or 86.7% of net sales. The decrease was largely due to a lower volume of shipments and lower costs for scrap, alloys and energy, which were partially offset by higher costs for iron ore, coal and coke. Cost of products sold in 2019 included total outage costs of $81.0, compared to total outage costs in 2018 of $91.1, which included unplanned outage costs at our Middletown Works totaling $50.9. We had $18.9 of insurance recoveries in 2019, compared to insurance recoveries totaling $15.1 in 2018. We recorded mark-to-market gains of $49.6 and $0.2 for 2019 and 2018 from iron ore derivatives that do not qualify as cash flow hedges for accounting purposes.

Selling and Administrative Expense

Selling and administrative expense decreased to $295.2 in 2019 from $322.6 in 2018. The decrease was primarily a result of lower variable compensation expense compared to the prior year.

Depreciation Expense

Depreciation expense decreased to $192.6 in 2019 from $220.2 in 2018. The decline was primarily a result of a significant amount of fixed assets related to the initial construction of our Rockport Works facility becoming fully depreciated as of December 31, 2018, partly offset by higher depreciation at SunCoke Middletown.

Ashland Works Closure

As a result of the decision to permanently close Ashland Works discussed in Note 3 to the consolidated financial statements, we recorded a charge in 2019 of $69.3, which included $18.5 for termination of certain take-or-pay supply agreements, $20.1 for supplemental unemployment and other employee benefit costs, pension and other postretirement employee benefit (“OPEB”) termination benefits of $13.3 (recorded in pension and OPEB (income) expense), an estimated multiemployer plan withdrawal liability of $10.0, and $7.4 for other costs.

Operating Profit

Operating profit for 2019 of $209.3 was lower than 2018 operating profit of $364.4. Included in operating profit was SunCoke Middletown’s operating profit of $52.2 and $58.4 for 2019 and 2018.

Interest Expense

Interest expense for 2019 decreased to $146.6 from $151.6 in 2018, primarily as a result of lower average borrowings under the Credit Facility in 2019.

Pension and OPEB (Income) Expense

Pension and OPEB expense was $12.0 in 2019, compared to income of $19.2 in 2018. The change from income to expense in 2019 was primarily due to pension and OPEB termination benefits of $13.3 recognized in 2019 associated with the Ashland Works closure and a lower expected return on plan assets, partially offset by a greater amount of amortization of unrealized gains. We also recorded settlement losses of $26.9 and $14.5 in 2019 and 2018 as a result of purchases of non-participating annuity contracts for certain retirees and lump sum payouts to new retirees.

Other (Income) Expense

Other (income) expense was income of $18.5 in 2019 and income of $5.9 in 2018. Included in 2019 was a gain of $11.6 related to the sale of electrical transmission assets at our Dearborn Works.

Income Tax Expense (Benefit)

We recorded income tax expense of $6.2 in 2019, compared to an income tax benefit of $6.2 in 2018. Included in 2018 is an income tax benefit of $5.3 as a result of a reduction in our valuation allowance caused by changes to the tax net operating loss carryover rules included in the Tax Cuts and Jobs Act of 2017 that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets.

Net Income and Adjusted Net Income Attributable to AK Steel Holding Corporation

Net income attributable to AK Holding in 2019 was $11.2, or $0.04 per diluted share. Net income in 2019 included a charge for the Ashland Works closure of $69.3, or $0.22 per diluted share, and a pension settlement loss of $26.9, or $0.08 per diluted share. Excluding these items, we reported adjusted net income attributable to AK Holding of $107.4, or $0.34 per diluted share, for 2019.

Net income attributable to AK Holding in 2018 was $186.0, or $0.59 per diluted share. Net income in 2018 reflected a pension settlement charge of $14.5, or $0.05 per diluted share. Excluding this item, we reported adjusted net income attributable to AK Holding of $200.5, or $0.64 per diluted share, for 2018.

Adjusted EBITDA

Adjusted EBITDA was $446.5, or 7.0% of net sales, for 2019, as compared to $563.4, or 8.3% of net sales, for 2018.

For a comparison of the year ended December 31, 2018 to the year ended December 31, 2017, refer to 2018 Compared to 2017, which is incorporated herein by reference, of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA, adjusted EBITDA margin and adjusted net income attributable to AK Holding that exclude the effects of noncontrolling interests, costs associated with the closure of Ashland Works, pension settlement charges and a credit for adjustment to a liability for transportation costs. We believe that reporting adjusted net income attributable to AK Holding (as a total and on a per share basis) with these items excluded more clearly reflects our current operating results and provides investors with a better understanding of our overall financial performance. Adjustments to net income attributable to AK Holding do not result in an income tax effect as any gross income tax effects are offset by a corresponding change in the deferred income tax valuation allowance.

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

Neither current stockholders nor potential investors in our securities should rely on adjusted EBITDA, adjusted EBITDA margin or adjusted net income as a substitute for any GAAP financial measure and we encourage investors and potential investors to review the following reconciliations of adjusted EBITDA and adjusted net income.

Reconciliation of Adjusted EBITDA

	2019	2018	2017
Net income attributable to AK Holding	$11.2	$186.0	$103.5
Net income attributable to noncontrolling interests	51.8	58.1	61.4
Income tax expense (benefit)	6.2	(6.2)	(2.2)
Interest expense, net	145.7	150.7	150.9
Depreciation and amortization	209.8	237.0	236.3
EBITDA	424.7	625.6	549.9
Less: EBITDA of noncontrolling interests (a)	74.4	76.7	77.7
Ashland Works closure	69.3	—	—
Pension settlement charges	26.9	14.5	—
Credit for adjustment of liability for transportation costs	—	—	(19.3)
Asset impairment charge	—	—	75.6
Adjusted EBITDA	$446.5	$563.4	$528.5
Adjusted EBITDA margin	7.0%	8.3%	8.7%

(a)	The reconciliation of net income attributable to noncontrolling interests to EBITDA of noncontrolling interests is as follows:

	2019	2018	2017
Net income attributable to noncontrolling interests	$51.8	$58.1	$61.4
Depreciation	22.6	18.6	16.3
EBITDA of noncontrolling interests	$74.4	$76.7	$77.7

Reconciliation of Adjusted Net Income

	2019	2018	2017
Reconciliation to Net Income Attributable to AK Holding
Net income attributable to AK Holding, as reported	$11.2	$186.0	$103.5
Ashland Works closure	69.3	—	—
Pension settlement charges	26.9	14.5	—
Credit for adjustment of liability for transportation costs	—	—	(19.3)
Asset impairment charge	—	—	75.6
Adjusted net income attributable to AK Holding	$107.4	$200.5	$159.8

Reconciliation to Diluted Earnings per Share
Diluted earnings per share, as reported	$0.04	$0.59	$0.32
Ashland Works closure	0.22	—	—
Pension settlement charges	0.08	0.05	—
Credit for adjustment of liability for transportation costs	—	—	(0.06)
Asset impairment charge	—	—	0.24
Adjusted diluted earnings per share	$0.34	$0.64	$0.50

Liquidity and Capital Resources

We have a revolving credit facility (the “Credit Facility”) that expires in September 2022 with a $1,500.0 commitment. At December 31, 2019, we had total liquidity of $835.4, consisting of $30.8 of cash and cash equivalents and $804.6 of availability under the Credit Facility. Our obligations under the Credit Facility are secured by inventory and accounts receivable. Availability under the Credit Facility fluctuates monthly based on our varying levels of eligible collateral. Our eligible collateral was $1,327.1 at December 31, 2019, after application of applicable advance rates. At December 31, 2019, we had $450.0 of outstanding borrowings under the Credit Facility, and $72.5 of outstanding letters of credit that further reduced availability. During the year ended December 31, 2019, our borrowings from the Credit Facility ranged from $285.0 to $475.0, with outstanding borrowings averaging $356.0 per day.

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

Cash from operating activities totaled $265.9 for 2019, which includes $68.6 that was generated by and can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Cash generated from a $60.2 decrease in accounts receivable, a $73.7 decrease in inventory and a $75.0 decrease in other assets was partially offset by cash used for a $172.8 decrease in accounts payable and other current liabilities. During the year, we made required annual pension contributions of $43.5 and payments for other pension and OPEB benefits of $27.7. The remaining cash from operations was generated from normal business activities for the year.

Investing and Financing Activities

During 2019, net cash used for investing activities totaled $188.2, primarily for capital investments, including $14.0 of capital investments made by SunCoke Middletown. Cash used for capital investments, excluding SunCoke Middletown, totaled $180.8 in 2019. Our increase in 2019 from 2018 was primarily due to significant capital investments to strengthen the company for the long-run, including a major planned outage that will lower our steelmaking costs at Dearborn Works and the construction of a new Precision Partners facility to grow our market position and capabilities in automotive stamping and complex assembly.

Net cash used for financing activities in 2019 was $95.3, primarily for payments to retire the aggregate principal amount of $148.5 of our Exchangeable Notes, partly offset by from borrowings on the Credit Facility. The total cash used for financing activities also includes $55.6 of payments from SunCoke Middletown to SunCoke.

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

The indentures governing the Notes include customary restrictions on (a) the incurrence of additional debt by certain of our subsidiaries, (b) the incurrence of certain liens, (c) the amount of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The Notes also contain customary events of default. In addition, the indenture governing the 7.50% Senior Secured Notes due July 2023 includes covenants with customary restrictions on the use of proceeds from the sale of collateral.

We do not expect any of these restrictions to affect or limit our ability to conduct our business in the ordinary course. During 2019, we were in compliance with all the terms and conditions of our debt agreements.

Employee Benefit Obligations

In recent years, we have taken multiple steps in reducing and de-risking our pension obligations, including freezing all benefits under our major pension plan, closing our pension plans to new participants, and providing lump sum distributions to eligible participants. During 2019, we transferred $615.6 of pension obligations to an insurance company for approximately 4,250 retirees or their beneficiaries. Since mid-2016, we have transferred a total of $1.1 billion in pension trust assets to purchase four non-participating annuity contracts that require highly-rated insurance companies to pay the transferred pension obligations to approximately 20,000 pension participants. These actions greatly reduce our exposure to financial market volatility and the risk of significant increases in future required pension contributions as a result of this volatility. We intend to actively seek options to further de-risk our pension and OPEB obligations.

Our pension and OPEB obligations recorded on our consolidated balance sheets declined by $109.8 in 2019, primarily due to contributing $43.5 to the pension trust and achieving favorable investment returns from pension plan assets. We will be required to make contributions to our plan’s pension trust of varying amounts until it is fully funded, and some of these contributions could be substantial. We are required to make approximately $45.0 of pension contributions in 2020. Based on current actuarial assumptions, we expect to make required annual pension contributions of approximately $45.0 for 2021 and $35.0 for 2022. The amount and timing of future required contributions to the pension trust depend on assumptions about future events. The most significant of these assumptions are the future investment performance of the pension funds, actuarial data about plan participants and the interest rate we use to discount benefits to their present value. In addition, the amount and timing of future contributions may be affected by future activities we may take to reduce and de-risk our pension obligations. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation or increased pension insurance premiums, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases. Effective January 1, 2020, we changed our assumption for future expected returns on plan assets to 7.50% from 6.75% in response to a change in asset allocation.

We provide healthcare benefits to a significant portion of our employees and retirees. OPEB benefits have been either eliminated for new employees or are subject to caps on the share of benefits we pay. Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range that trends down from $35.6 in 2020 to $7.6 over the next 30 years.

Ashland Works Closure

In January 2019, our Board of Directors approved and we announced the planned closure of our Ashland Works, including the previously idled Ashland Works Hot End and the hot dip galvanizing coating line that continued to operate. Factors that influenced our decision to close Ashland Works included an uncertain global trade landscape influenced by shifting domestic and international political priorities, Ashland Works’ high cost of production, and continued intense competition from domestic and foreign steel competitors. These conditions directly impacted our pricing, which in turn directly impacted our assessment of the demand forecasts for the markets we serve. Despite several favorable trade actions, carbon steel imports remained at a high level, driven by global overcapacity, particularly in China. We expected global overcapacity to be exacerbated by several domestic steel companies that had restarted or planned new capacity additions in the United States. In addition, we concluded that we had sufficient coating capacity to meet our customers’ needs without using our coating operations at Ashland Works. We have transitioned products to our other, lower cost U.S. coating lines and closed the Ashland Works coating line in November 2019.

By transitioning production to our other, lower cost operations in the United States that have available capacity, we have increased those operations’ utilization rates. Once fully implemented, these actions are projected to result in annual savings of over $40.0, primarily from switching production to lower-cost operations, reducing the costs for ongoing maintenance, utilities and supplier obligations at Ashland Works, and lowering transportation costs by being able to process steel closer to the end customer and eliminate additional product movement between our facilities. These savings, which began in 2019, and the positive impact of the Administration’s policies to address unfair trade practices will help facilitate our longer-term growth plans by helping us maintain and enhance our more cost-effective steelmaking facilities and further driving growth and innovation.

For the year ended December 31, 2019, we have recorded a charge of $69.3, which included $18.5 for termination of take-or-pay supply agreements, $20.1 for supplemental unemployment and other employee benefit costs, pension and OPEB termination benefits of $13.3 (recorded in pension and OPEB (income) expense), an estimated multiemployer plan withdrawal liability of $10.0 (after a fourth quarter 2019 credit of $8.0 to adjust the estimate), and $7.4 for other costs. We made cash payments of $8.8 in 2019 related to the 2019 charge and expect to make cash payments of approximately $25.0 in 2020 and the remaining amount over several years thereafter. The supplemental unemployment and other employee benefit costs are expected to be paid primarily in 2020 and 2021. The actual multiemployer plan withdrawal liability will not be known until a future date and is expected to be paid over a number of years. Ongoing costs to maintain the equipment and utilities and meet supplier obligations related to the idled Ashland Works Hot End were $12.6, $20.0 and $21.2 for the years ended December 31, 2019, 2018 and 2017. These cash costs related to closing the facility will decline in future years. We recorded $4.0 of accelerated depreciation related to the coating line fixed assets for the year ended December 31, 2019 to fully depreciate them.

Off-Balance Sheet Arrangements

There were no material off-balance sheet arrangements as of December 31, 2019.

Selected Factors that Affect Our Operating Results

Automotive Market

We sell a significant portion of our carbon and stainless steel flat-rolled and tubular products directly to automotive manufacturers and their Tier 1 suppliers, as well as to distributors, service centers and converters who in some cases resell the products to the automotive industry. Because the automotive market is an important element of our business and growth strategy, North American light vehicle production has a significant impact on our total sales and shipments. In 2019, North American light vehicle production declined to approximately 16.3 million units from the prior year, due in part to the 40-day strike at GM that halted its vehicle production. As a result of these factors, our flat-rolled steel shipments to the automotive industry declined 6%. Substantially all of Precision Partners’ revenue is from the automotive market and new vehicle platforms in its hot-stamping and cold-stamping business drove a higher level of revenue in 2019 than in 2018.

In May 2019, GM and Ford each presented us with prestigious supplier awards. At the GM 27th Annual Supplier of the Year Awards, GM recognized its best suppliers that have consistently exceeded GM’s expectations, created outstanding value or introduced innovations to GM. AK Steel was awarded as a Supplier of the Year for Non-Fabricated Steel, the second consecutive year that we received the award. In addition, at Ford’s 21st Annual Ford World Excellence Awards, Ford recognized AK Steel as a top-performing global supplier and presented us with its Smart Brand Pillar award in recognition of demonstrated leadership in Ford’s primary brand pillars. Further, AK Tube was one of just three suppliers to receive a Supplier of the Year award from Kirchhoff Automotive in 2019.

Carbon Steel Spot Market

Since 2016, we have intentionally and substantially reduced our sales and shipments to the commodity carbon steel spot market and implemented a strategy to focus our product mix on value-added steel products. Generally, sales into the carbon steel spot market are at prevailing market prices, which are highly volatile, and are subject to intense competition from both low-cost domestic producers and cheap, unfairly traded foreign imports. Fluctuations in spot market prices have a direct effect on our results and are driven by factors mostly outside our control. In addition, the spot market price fluctuations do not always directly correlate with our raw material and energy costs and, consequently, we have limited ability to pass through increases in costs to customers absent increases in the market price. We reduced shipments of our commodity carbon steels in 2019 compared to 2018, primarily due to declining carbon spot market prices.

Specialty Stainless and Electrical Steel Markets

We are a leading manufacturer of value-added stainless steel, primarily for the automotive market. Stainless steel is typically priced with a fixed base price and surcharges to reflect changes in the cost of certain raw materials. Thus, while we expect changes in revenues will generally offset changes in costs, there may be a timing lag from the change in costs in one period to the change in revenue in a different period.

We are also a leading manufacturer of GOES and other electrical steels, which we sell to customers primarily in North America and Europe. We have experienced a notable decline in shipments to international markets due to global overcapacity and both direct and indirect effects of European and Chinese trade actions. Our domestic electrical steel sales have also declined due to increased imports of laminations (cut sheets of steel) and transformer cores (which includes both stacked and wound laminations).

Trade Matters

Section 232 Investigation of Imported Foreign Steel

On April 19, 2017, the Commerce Department initiated an investigation pursuant to Section 232 of the Trade Expansion Act, as amended by the Trade Act of 1974 (“Section 232”), into whether imports of foreign steel into the U.S. posed a threat to U.S. national security. On March 8, 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25 percent tariff on imported steel. Following the proclamation, the U.S. government announced various agreements for exemptions from the Section 232 steel tariff for certain countries, including Argentina, Australia, Brazil and South Korea. Some of these countries, such as South Korea and Brazil, have agreed to a quota system that limits their annual imports of steel into the U.S. In addition, although steel products from the European Union, Canada and Mexico were initially exempted from the tariff, on June 1, 2018, those exemptions expired and the Section 232 tariff was applied to steel imports from these countries as well.

In retaliation against the Section 232 tariffs, the European Union, Mexico and Canada subsequently imposed their own tariffs against certain steel products and other goods imported from the U.S. The Mexican retaliatory tariffs went into effect on June 5, 2018, the European Union’s tariffs began to apply on June 22, 2018, and Canadian tariffs became effective on July 1, 2018. We ship steel products into Canada, Mexico and the European Union and have been required to pay tariffs on certain of our shipments. On May 17, 2019, the United States announced an agreement with Canada and Mexico to remove the Section 232 tariffs for steel and aluminum imports from those countries and for the removal of all retaliatory tariffs imposed on American goods by those countries. The agreement provides for aggressive monitoring and a mechanism to prevent surges in imports of steel and aluminum. If surges in imports of specific steel products occur, the United States may re-impose Section 232 tariffs on those products. Any retaliation by Canada and Mexico, however, would then be limited to steel products. The Section 232 steel and related retaliatory tariffs still remain in place with the European Union, and negotiations between the U.S. and European Union are ongoing. In addition to the ongoing country-by-country negotiations in which the U.S. government is engaged, the Commerce Department has also implemented a system for petitioning the U.S. government to exempt specific products (for instance, a certain grade of steel) from the tariff and a process for challenging these exemption requests. The possibility exists that, despite our objections, the Commerce Department may grant exemption requests for imported steel products that would have a significant adverse impact on our business.

The Section 232 steel tariffs originally only applied to certain steel products, including flat-rolled carbon, stainless and electrical steel products, but not to certain downstream goods that may contain these steels. On January 24, 2020, President Trump signed a proclamation expanding the scope of the duties to a limited number of steel and aluminum derivative products including nails, staples, electrical wires and body stampings for motor vehicles and tractors. Those countries that are currently exempt or subject to a quota are excluded from this action. Downstream electrical steel products were not included. As a result, some third parties or customers may attempt to substitute purchases of our flat-rolled steel with imports of downstream goods containing foreign steel product inputs that are not subject to the tariff or trade cases. These actions would circumvent the purpose and intent of the Section 232 steel tariffs. The effects of the limited scope of the steel tariff are particularly salient to our electrical steel business. Imports of downstream electrical goods not currently covered by the tariff include electrical transformer cores and core assemblies, electrical transformers, and even laminations, which are simply cut pieces of electrical steel. To avoid the Section 232 steel tariff, producers have continued to increase their imports of foreign-made downstream electrical goods or moved some of their domestic production outside the United States, which adversely affects our electrical steel business. In the absence of a remedy against these actions to circumvent the Section 232 steel tariff on electrical steel, these actions are likely to increase over time, pressuring our electrical steel business. We continue to proactively work to mitigate or eliminate this potential avenue for avoiding and circumventing the steel tariff, including by communicating our concerns to the U.S. government and requesting appropriate action to address this issue. In the absence of decisive action by the U.S. government or a meaningful change in business or market conditions, we expect our electrical steel business to continue to face material downward pressure. We believe the United States’ electrical infrastructure is critical to national security and that additional actions are necessary and should be undertaken by the U.S. government to preserve its short- and long-term integrity.

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

United States-Mexico-Canada Trade Agreement (“USMCA”)

On December 10, 2019, representatives of the U.S., Mexico and Canada signed a revision to the USMCA, which was proposed to replace the existing North American Free Trade Agreement (“NAFTA”) among those countries. Among other requirements, the USMCA, as proposed, includes revised “rules of origin” that encourage automobiles and other products manufactured in North America to contain higher levels of North American-made content and that require an increased percentage of work on North American-made automobiles be performed by workers earning at least $16 per hour in order to be exempt from tariffs. The proposed terms of the USMCA also include provisions that incentivize the use of North American steel. Because all of our manufacturing facilities are located in North America and our principal market is automotive, we believe that the USMCA has the potential to positively impact our business by incentivizing automakers and other manufacturers to increase manufacturing production in North America and to use North American steel. For the proposed USMCA to take effect, legislative bodies for all the countries must approve and ratify the agreement. The U.S. and Mexico have ratified the revised agreement. Canada still has to ratify it and that is expected to occur in 2020. At this time, the USMCA does not alter or affect the terms of Section 232 tariffs on imported steel or related retaliatory tariffs, which continue to remain in effect.

Raw Materials

Iron ore is one of the principal raw materials required for our steel manufacturing operations. We purchased approximately 5.8 million tons of iron ore pellets in 2019 and expect to purchase approximately 6.5 million tons in 2020. We make most of our purchases of iron ore at negotiated prices under multi-year agreements. For 2020, we expect to purchase all of our iron ore from Cliffs. The price we pay for iron ore is affected by a variety of factors under the terms of our contracts, including measures of general industrial inflation and steel prices and a variable-price mechanism that adjusts the annual average price we pay for iron ore based on reference to an iron ore index referred to as the IODEX. A change in one of more of the factors upon which our iron ore price is determined (whether that may be the IODEX, inflation, steel prices or other indices) typically affects to varying degrees the price we pay for iron ore. Accordingly, the actual impact on us from a change in these factors will vary depending on the percentage of the total iron ore we purchase and how much each factor is weighted for pricing under related contracts. In addition, the total net cost we pay for iron ore is affected by our hedging activities, which are described below. Thus, for example, although a significant event could directly or indirectly result in an increase in the IODEX, a material impact on our iron ore costs would be tempered because (i) the IODEX is only one component of our price for iron ore, (ii) our iron ore contracts contain a fixed pellet premium, and (iii) we hedge a substantial portion of our 2020 IODEX exposure.

In addition to integrated risk strategies, we employ derivative financial instruments to manage iron ore price risk that we cannot mitigate through our customer contracts. Although we use derivative instruments to reduce our exposure if iron ore costs increase, these instruments may also reduce potential benefits should iron ore costs decline. We employ a systematic approach in our hedging strategy to mitigate iron ore exposure. We hedge a higher proportion of our near-term iron ore exposure and a lower proportion for our longer-term exposure through a combination of swaps and options. As of December 31, 2019, we have hedged the IODEX component for a portion of our iron ore purchases for 2020 and 2021 through the use of iron ore derivatives with notional amounts of 1,215,000 tons and 280,000 tons, which represents a substantial portion of our 2020 IODEX exposure. Our hedging activities further reduce our exposure to changes in the IODEX on the total cost we pay for iron ore. Our iron ore derivatives do not meet the accounting criteria for hedge accounting treatment. As a result, the changes in fair value for those derivatives are immediately recognized in earnings, instead of when we recognize the underlying cost of iron ore, thus potentially increasing the volatility of our results of operations. This volatility does not affect the ultimate gains or losses on the derivative contracts we will recognize in the financial statements, but only the timing of recognition.

Precision Partners

On August 4, 2017, we acquired 100% of the equity of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Founded in 1955, Precision Partners is headquartered in Ontario, Canada, and has more than 1,000 employees, including approximately 300 engineers and skilled tool makers, across ten plants in Ontario, Alabama and Kentucky. Precision Partners specializes in manufacturing lightweight, complex components and assemblies, and it offers a broad portfolio of highly-engineered solutions. Among other benefits, we believe Precision Partners:

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

Precision Partners complements our reputation as a well-respected supplier to our core automotive portfolio. Importantly, we believe that Precision Partners has accelerated our efforts to drive adoption of our innovative steel products by automotive manufacturers and their Tier 1 suppliers. Our steelmaking experts and Precision Partners’ engineers have undertaken numerous collaboration projects aimed at achieving this goal. Precision Partners’ expertise in tool design and stamping capabilities has allowed us to deliver to customers fully formed prototypes of automotive components utilizing our innovative steel products. As such, we are now able to provide solutions through prototype automotive components. This approach has and will continue to demonstrate to customers that they can significantly lightweight automotive parts on an accelerated timeline by using our high-strength, highly formable grades of steel in place of traditional lower-strength grades or alternative materials. In addition, these collaborative projects are enhancing Precision Partners’ knowledge and experience in tool design and build, and stamping of new, advanced grades of steel, enabling it to provide expert solutions to automotive customers now and in the future.

Labor Agreements

At December 31, 2019, we employed approximately 9,300 people, of which approximately 5,600 are represented by labor unions under various contracts that expire between 2020 and 2023.

In April 2019, we and the United Steelworkers, Local 1865, which represents production employees at Ashland Works, reached an agreement to revise and extend the collective bargaining agreement. The new agreement includes terms governing the permanent closure of the facility, including benefits to employees who are terminated or transition to other AK Steel plants.

In May 2019, members of the United Steelworkers, Local 1190, ratified a three-year labor agreement covering approximately 220 production employees at Mountain State Carbon, LLC. The new agreement will be in effect through April 30, 2022.

In May 2019, members of the United Auto Workers, Local 4104, which governs approximately 100 production employees at Zanesville Works, ratified a new three-year labor agreement. The new agreement will be in effect through May 31, 2022.

In July 2019, members of the United Auto Workers, Local 3303, which governs approximately 1,100 production and maintenance employees at Butler Works, ratified a new three-year agreement. The new agreement will be in effect through June 15, 2022.

In September 2019, members of the United Auto Workers, Local 3462, which governs approximately 310 production employees at Coshocton Works, ratified a new agreement. The new agreement will be in effect through July 31, 2023.

Agreements that expire within the next twelve months include an agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which governs approximately 1,750 production employees at Middletown Works, scheduled to expire March 15, 2020, and an agreement with United Steelworkers, Local 1915, which governs approximately 100 production employees at AK Tube’s Walbridge plant, scheduled to expire January 22, 2021.

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

In 2017, the EPA announced its intention to repeal the Clean Power Plant Rule and the U.S. State Department gave formal notice of its intent to withdraw from the Paris Climate Agreement. The earliest date for the United States to completely withdraw from the Paris Agreement is November 4, 2020. Given these recent developments, we expect the near-term negative impacts to our business directly arising from climate change legislation to be low. However, we do not expect the potential challenges to our business arising from climate change to decline in the long term, and we do not expect our key customers in our principal markets to substantially reduce their focus on climate change-related issues. This is particularly true for our automotive manufacturer customers, who remain subject to CAFE standards and other regulations aimed at reducing vehicle emissions, as well as potential changes in global consumer demands for vehicles with lower impacts on the environment. In addition, automotive manufacturers typically design light vehicle platforms for multiple international markets, so other countries’ climate change legislation and regulations that govern the automotive manufacturers likely will continue to affect their approach for the U.S. market.

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

The future enactment of climate control or greenhouse gas emissions legislation or regulation could produce benefits for us that would offset somewhat the adverse effects noted above. For example, if climate control legislation or regulation continues to drive automotive manufacturers to meet higher fuel efficiency targets, we could benefit from increased sales of our broad portfolio of products: NOES for H/EV motors, GOES for upgrading electrical grid infrastructure required to support more H/EVs, stainless steels needed for exhaust systems and other components for more efficient engines, and AHSS products to lightweight automobiles. Moreover, if climate change legislation provides further incentives for energy efficiency, up to certain levels, we could benefit from increased sales of our GOES products, which are already among the most energy-efficient electrical steels in the world. We sell our electrical steels primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators, the demand for which could grow if energy efficiency standards increase. In addition, climate control legislation may enhance sales of our products in different ways. For instance, if the legislation promotes the use of renewable energy technology, such as wind or solar technology, it could increase demand for our high-efficiency electrical steel products used in power transformers, which are needed to connect these new sources to the electricity grid.

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

Cleveland-Cliffs Acquisition

On December 2, 2019, we entered the Merger Agreement pursuant to which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Cliffs will acquire AK Holding by way of the Merger. Under the terms of the Merger Agreement, at the effective time of the Merger, AK Holding stockholders will become entitled to receive 0.40 Cliffs common shares for each outstanding share of AK Holding common stock they own at the effective time. Upon completion of the proposed Merger, AK Holding stockholders are expected to own approximately 32% and Cliffs shareholders to own approximately 68% of the combined company on a fully diluted basis.

The completion of the Merger is subject to the receipt of antitrust clearance in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules promulgated thereunder, the Merger may not be completed until we and Cliffs have each filed notification and report forms with the United States Federal Trade Commission (“FTC”), and the Antitrust Division of the United States Department of Justice (“DOJ”), and the applicable waiting period (or any extension thereof) has expired or been terminated. On January 22, 2020, we and Cliffs each received notification from the FTC of the early termination of the waiting period applicable to the Merger under the HSR Act. Each of our and Cliffs’ obligation to effect the Merger is also subject to obtaining regulatory approval from the antitrust authorities in Canada and Mexico. On February 12, 2020, we and Cliffs each received a “no-action” letter from the Canadian Competition Bureau, clearing the Merger under Canadian competition law. On January 6, 2020, we and Cliffs each submitted notifications and an application for Mexican Competition Commission (Comisión Federal de Competencia Económica) clearance of the Merger and that process is ongoing.

On February 4, 2020, the SEC declared effective the registration statement on Form S-4 that Cliffs had filed with the SEC in connection with the Merger and Cliffs filed a final prospectus with respect to the Cliffs common shares that will be issued to our stockholders in the Merger. We also filed our definitive joint proxy statement with the SEC on February 4, 2020, and we and Cliffs each commenced mailing the definitive joint proxy statement to our respective stockholders on February 5, 2020. The definitive joint proxy statement contains information relating to the Merger and also announced that each company will hold a special meeting of its respective stockholders on March 10, 2020, where the stockholders of each company will be asked to vote on matters related to the transaction, including for our stockholders to approve the adoption of the Merger Agreement and Cliffs shareholders to approve the Merger Agreement and related transactions, including the issuance of the Cliffs common shares to our stockholders in the Merger.

We expect to complete the Merger in the first quarter of 2020, subject to the receipt of customary regulatory and stockholder approvals and the satisfaction or (to the extent permissible) waiver of the other closing conditions under the Merger Agreement.

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

Asset Impairment

We have various assets that are subject to impairment testing, including property, plant and equipment, goodwill and equity method investments. If circumstances indicate that an asset has lost value below its carrying amount, we review the asset for impairment. We evaluate the effect of changes in operations and estimate future cash flows to measure fair value. We use assumptions, such as revenue growth rates, terminal growth rates, EBITDA margins and cost of capital, as part of these analyses and our selections of the assumptions to use can result in different conclusions. We believe the data and assumptions used are appropriate in the circumstances and consistent with internal projections. The most recent annual goodwill impairment tests indicated that the fair values of the relevant reporting units were in excess of their carrying value. However, while an improvement from the prior year, the estimated fair value of the Precision Partners reporting unit was still relatively close to its carrying amount. We believe that this result is reasonable as this reporting unit was acquired in August 2017. Changes in certain assumptions in the impairment tests could have resulted in various scenarios, including an increase in fair value or a decrease in fair value below the carrying amount of Precision Partners. We believe certain key assumptions, such as cost of capital and terminal growth rates, used in our assessment have an appropriate degree of conservatism. For the tubular reporting unit, AK Tube’s estimated fair value was substantially higher than its carrying amount. Our businesses operate in highly cyclical industries and the valuation of these businesses can fluctuate, which may lead to impairment charges in future periods. Fair value is determined using quoted market prices, estimates based on prices of similar assets, or anticipated cash flows discounted at a rate commensurate with risk.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws. We regularly evaluate the need for a valuation allowance against our deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets in the future. We assess the need for a valuation allowance each reporting period, with any additions or adjustments reflected in earnings in the period of assessment. We have maintained a full valuation allowance against our net U.S. deferred tax assets since 2012, with appropriate consideration for the future reversal of our taxable temporary differences. At December 31, 2019, our deferred tax asset valuation allowance was $659.4.

In assessing the need for a valuation allowance, we have considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. At December 31, 2019, we considered the existence of recent cumulative income from U.S. operations as a source of positive evidence. We generated losses from U.S. operations for several periods through 2016 and in 2019 and accordingly generated significant cumulative losses in those periods, which is a significant source of objective negative evidence. Despite income reported in 2017 and 2018 from U.S. operations, the following forms of negative evidence concerning our ability to realize our domestic deferred tax assets were considered:

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

•
our U.S. operations have generated losses in 2019 and cumulatively significant losses in prior years and the competitive landscape in the steel industry reflects shifting domestic and international political priorities, an uncertain global trade landscape, and continued intense competition from domestic and foreign steel competitors, all of which present significant uncertainty regarding our ability to routinely generate U.S. income in the near term;

•	significant volatility in spot market selling prices for carbon steel; and

•	a substantial portion of our U.S. deferred tax assets are tax carryforwards with expiration dates that may prevent us from using them prior to expiration.

At December 31, 2019, we concluded that objective and subjective negative evidence outweighed positive evidence, and therefore it was not more likely than not that we would be able to realize our net deferred tax assets. As a result of the cyclical nature of our industry and to the extent that the improvement in our financial results is sustainable, there is the potential for different weighting of positive and negative factors in the future as facts and circumstances change. Accordingly, material changes in the valuation allowance may be recognized in future periods.

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

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation or remeasurement is performed. The major factors contributing to our actuarial gains and losses are changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants. We believe the mortality assumptions selected for determining the expected lives of plan participants are most closely associated with the expected lives of our plan participants. However, selecting other available assumptions would likely increase the plan obligations. In addition, a major factor contributing to actuarial gains and losses for our pension plan is the difference between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional factors generally contributing to actuarial gains and losses. However, we do not expect changes in these OPEB assumptions to have a material effect on us since most of our plans have caps on the share of benefits we pay. In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense we record. For example, a 25 basis point decrease in the discount rate would decrease the interest cost component of pension income in 2020 by $3.0. A 25 basis point decrease in the discount rate would have increased the pension obligation at December 31, 2019, by approximately $36.0 and the OPEB obligation by approximately $10.0. A 25 basis point decrease in the expected rate of return on pension plan assets would decrease the projected 2020 pension income by approximately $3.0.

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

Contractual Obligations

In the ordinary course of business, we enter into agreements that obligate us to make legally enforceable future payments. These agreements include those for borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations we have as of December 31, 2019.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$7.3	$856.2	$442.0	$691.8	$1,997.3
Interest on debt (a)	124.2	205.6	113.0	81.4	524.2
Operating lease obligations	67.8	97.9	67.0	144.5	377.2
Purchase obligations and commitments	2,006.2	2,334.7	1,070.6	1,512.7	6,924.2
Pension and OPEB obligations (b)	41.0	78.2	74.2	565.4	758.8
Other non-current liabilities (c)	—	51.8	23.5	78.8	154.1
Total	$2,246.5	$3,624.4	$1,790.3	$3,074.6	$10,735.8

(a)	Amounts include contractual interest payments using the interest rates as of December 31, 2019 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.

(b)
Future cash contributions to our qualified pension trust are not included in the table above. We have approximately $45.0 of required contributions for 2020. Based on current actuarial assumptions, the estimates for our contributions are approximately $45.0 for 2021 and $35.0 for 2022. Estimates of cash contributions to the pension trust to be made after 2020 are uncertain since several variable factors impact defined benefit pension plan contributions and required contributions are significantly affected by asset returns. Because we expect the pension trust to make pension benefit payments beyond the next five years, the net pension liability is included in the More than 5 years column. We estimate other postretirement benefit payments, after receipt of Medicare subsidy reimbursements, will be $35.6 for 2020 and we expect them to trend down to $7.6 over the next 30 years. For a more detailed description of these obligations, see Note 8 to the consolidated financial statements.

(c)	Excludes the long-term portion of operating lease obligations.

In calculating the amounts for purchase obligations, we identified contracts where we have a legally enforceable obligation to purchase products or services from the vendor or make payments to the vendor for an identifiable period. For each identified contract, we determined our best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) both parties would adhere to the contract in good faith throughout its term, and (4) prices in the contract. Because of changes in the markets we serve, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the amounts presented above. For example, circumstances could arise which create exceptions to minimum purchase obligations in the contracts. We calculated the purchase obligations in the table above without considering such exceptions.

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

New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to the Adoption of New Accounting Principles section of Note 1 of the consolidated financial statements.

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

Interest Rate Risk

We manage interest rate risk in our capital structure by issuing variable- and fixed-rate debt. Our outstanding long-term indebtedness (excluding unamortized debt discount and issuance costs) was $1,997.3 and $2,035.4 at December 31, 2019 and 2018. The amount outstanding at December 31, 2019, consisted of $1,521.3 of fixed-rate debt, $26.0 of variable-rate IRBs and $450.0 of variable-rate borrowings from our Credit Facility. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings from the Credit Facility. For example, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.8 on our outstanding debt at December 31, 2019.

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

For derivatives designated in cash flow hedging relationships, we record the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently recognize the accumulated gains and losses into cost of goods sold in the same period when the associated underlying transactions occur. At December 31, 2019, accumulated other comprehensive income (loss) included $25.0 in unrealized pre-tax losses for these derivative instruments. All other commodity price swaps and options are marked-to-market and recognized into cost of products sold with the offset recognized as an asset or accrued liability. See Note 18 of the consolidated financial statements for further information on our outstanding derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2019, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities:

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$8.7	$21.8
Nickel	(0.1)	(0.2)
Zinc	2.7	6.6
Electricity	4.5	11.2
Iron ore	12.5	20.7

Because we structure and use these instruments as hedges, the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product would offset these hypothetical losses. We do not enter into derivative contracts for trading purposes.

Foreign Currency Exchange Rate Risk

Exchange rate fluctuations affect our accounts receivable that are denominated in euros and our operating costs that are denominated in Canadian dollars, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. At December 31, 2019 and 2018, we had outstanding forward currency contracts with a total contract value of $1.7 and $4.6 for the sale of euros. Based on the contracts outstanding at December 31, 2019, a 10% change in the dollar-to-euro exchange rate would result in a pre-tax impact of $0.2 on the fair value of these contracts, which would offset the effect of a change in the exchange rate on the underlying receivable. At December 31, 2019 and 2018, we had outstanding forward currency contracts with a total contract value of $55.9 and $86.9 for the purchase of Canadian dollars. Based on the contracts outstanding at December 31, 2019, a 10% change in the U.S. dollar-to-Canadian dollar exchange rate would result in a pre-tax impact of $5.6 on the fair value of these contracts, which would offset the effect of a change in the exchange rate on the underlying operating costs. See Note 18 of the consolidated financial statements for further information on our outstanding forward contracts.

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

Dated:	February 20, 2020	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 20, 2020	/s/ Christopher J. Ross
Christopher J. Ross
Vice President, Treasurer and Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AK Steel Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in the paragraph under the caption “Adoption of New Accounting Principles” described in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of Deferred Tax Assets
Description of the Matter
As more fully described in Note 6, at December 31, 2019, the Company had gross deferred tax assets on deductible temporary differences and carryforwards of $833.9 million reduced by a valuation allowance of $659.4 million, both primarily related to the U.S. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s analysis of the realizability of its U.S. deferred tax assets was complex and highly judgmental due to the weighting of positive and negative evidence with respect to future reversals of taxable U.S. temporary differences and future U.S. taxable income exclusive of reversing temporary differences and carryforwards.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to the realizability of deferred tax assets. Our audit procedures included testing controls over management’s projections of future reversals of existing taxable temporary differences and future taxable income (exclusive of reversing temporary differences and carryforwards) and testing the completeness and accuracy of the underlying data used by the Company.

To test the realizability of the Company’s deferred tax assets, we performed audit procedures which included, among others, assessing the positive and negative evidence related to the likelihood of realization of the U.S. deferred tax assets. We tested the Company’s scheduling of the reversal of existing temporary taxable differences used as a source of taxable income were of the appropriate character to realize existing deferred tax assets. We assessed the historical accuracy of management’s forecasted U.S. taxable income, exclusive of reversing temporary differences and carryforwards, and compared the forecasts to current industry and economic trends. We involved tax professionals to evaluate the application of jurisdictional tax laws and regulations used in the Company’s assumptions and calculations.

Precision Partners’ Reporting Unit Goodwill
Description of the Matter
At December 31, 2019, goodwill was $255.5 million, and included $222.7 million related to the Precision Partners’ reporting unit. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed for potential impairment at the reporting unit level at least annually on October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.

Auditing management’s annual goodwill impairment assessment for the Precision Partners’ reporting unit was complex due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as revenue growth rates, the terminal growth rate, EBITDA margin, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management’s review of the significant judgmental assumptions, including revenue growth rates, the terminal growth rate, EBITDA margin, and the weighted average cost of capital.

To test the Company’s annual goodwill impairment assessment for the Precision Partners’ reporting unit, we performed audit procedures that included, among others, evaluating the estimated fair value of the Precision Partners’ reporting unit, including evaluating methodologies used. We involved our specialists in the evaluation of the significant assumptions described above and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance and other factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2013.
Cincinnati, Ohio
February 20, 2020

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019, 2018 and 2017
(dollars in millions, except per share data)
	2019	2018	2017
Net sales	$6,359.4	$6,818.2	$6,080.5

Cost of products sold (exclusive of items shown separately below)	5,606.3	5,911.0	5,253.1
Selling and administrative expenses	295.2	322.6	284.9
Depreciation	192.6	220.2	226.0
Ashland Works closure	56.0	—	—
Credit for adjustment of liability for transportation costs	—	—	(19.3)
Asset impairment charge	—	—	75.6
Total operating costs	6,150.1	6,453.8	5,820.3
Operating profit	209.3	364.4	260.2
Interest expense	146.6	151.6	152.3
Pension and OPEB (income) expense	12.0	(19.2)	(71.9)
Other (income) expense	(18.5)	(5.9)	17.1
Income before income taxes	69.2	237.9	162.7
Income tax expense (benefit)	6.2	(6.2)	(2.2)
Net income	63.0	244.1	164.9
Less: Net income attributable to noncontrolling interests	51.8	58.1	61.4
Net income attributable to AK Steel Holding Corporation	$11.2	$186.0	$103.5
Net income per share attributable to AK Steel Holding Corporation common stockholders:
Basic	$0.04	$0.59	$0.33
Diluted	$0.04	$0.59	$0.32

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019, 2018 and 2017
(dollars in millions)
	2019	2018	2017
Net income	$63.0	$244.1	$164.9
Other comprehensive income, before tax:
Foreign currency translation gain (loss)	(0.6)	(1.7)	4.7
Cash flow hedges:
Gains (losses) arising in period	(31.5)	(5.6)	(11.5)
Reclassification of losses (gains) to net income	8.9	(10.3)	(6.1)
Pension and OPEB plans:
Prior service credit (cost) arising in period	—	11.1	4.7
Gains (losses) arising in period	50.5	(63.6)	94.2
Reclassification of prior service cost (credits) included in net income	(9.6)	(9.8)	(53.8)
Reclassification of losses (gains) included in net income	15.7	29.3	6.3
Other comprehensive income (loss), before tax	33.4	(50.6)	38.5
Income tax expense in other comprehensive income	1.4	—	—
Other comprehensive income (loss)	32.0	(50.6)	38.5
Comprehensive income	95.0	193.5	203.4
Less: Comprehensive income attributable to noncontrolling interests	51.8	58.1	61.4
Comprehensive income attributable to AK Steel Holding Corporation	$43.2	$135.4	$142.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(dollars in millions, except per share data)
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31.0	$48.6
Accounts receivable, net	577.9	635.8
Inventory	1,346.2	1,419.9
Other current assets	65.2	97.0
Total current assets	2,020.3	2,201.3
Property, plant and equipment	7,168.9	6,969.2
Accumulated depreciation	(5,237.0)	(5,057.6)
Property, plant and equipment, net	1,931.9	1,911.6
Other non-current assets:
Goodwill and intangible assets	293.4	298.9
Other non-current assets	345.0	103.9
TOTAL ASSETS	$4,590.6	$4,515.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$705.1	$801.0
Accrued liabilities	314.4	288.9
Current portion of pension and other postretirement benefit obligations	41.0	38.7
Total current liabilities	1,060.5	1,128.6
Non-current liabilities:
Long-term debt	1,968.8	1,993.7
Pension and other postretirement benefit obligations	717.8	829.9
Other non-current liabilities	366.2	134.0
TOTAL LIABILITIES	4,113.3	4,086.2
Equity:
Common stock, authorized 450,000,000 shares of $.01 par value each; issued 317,768,621 and 316,595,613 shares in 2019 and 2018; outstanding 316,401,478 and 315,535,765 shares in 2019 and 2018	3.2	3.2
Additional paid-in capital	2,904.2	2,894.9
Treasury stock, common shares at cost, 1,367,143 and 1,059,848 shares in 2019 and 2018	(7.3)	(6.4)
Accumulated deficit	(2,680.6)	(2,691.8)
Accumulated other comprehensive loss	(68.0)	(100.0)
Total stockholders’ equity	151.5	99.9
Noncontrolling interests	325.8	329.6
TOTAL EQUITY	477.3	429.5
TOTAL LIABILITIES AND EQUITY	$4,590.6	$4,515.7

The consolidated balance sheets as of December 31, 2019 and 2018, include the following amounts for consolidated variable interest entities, before intercompany eliminations. See Note 16 for more information concerning variable interest entities.

	2019	2018
Middletown Coke Company, LLC (“SunCoke Middletown”)
Cash and cash equivalents	$0.1	$1.1
Inventory	24.1	21.1
Property, plant and equipment	446.1	427.8
Accumulated depreciation	(127.7)	(106.9)
Accounts payable	19.2	13.7
Other assets (liabilities), net	1.5	(1.2)
Noncontrolling interests	324.9	328.2

Other variable interest entities
Cash and cash equivalents	$0.1	$0.5
Property, plant and equipment	11.7	11.7
Accumulated depreciation	(10.0)	(9.8)
Other assets (liabilities), net	0.1	0.5
Noncontrolling interests	0.9	1.4

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(dollars in millions)
	2019	2018	2017
Cash flows from operating activities:
Net income	$63.0	$244.1	$164.9
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	169.9	201.6	209.8
Depreciation—SunCoke Middletown	22.7	18.6	16.2
Amortization	32.7	32.0	24.1
Ashland Works closure	56.0	—	—
Asset impairment charge—Ashland Works Hot End	—	—	75.6
Credit for adjustment of liability for transportation costs	—	—	(19.3)
Deferred income taxes	(1.0)	(8.0)	(9.0)
Contributions to pension trust	(43.5)	(49.9)	(44.1)
Pension and OPEB (income) expense	17.8	(11.6)	(64.4)
(Gains) losses on retirement of debt	(0.8)	(2.0)	21.3
Mark-to-market (gains) losses on derivative contracts	(44.0)	(8.9)	(45.7)
Other operating items, net	(7.6)	2.4	20.1
Changes in assets and liabilities, net of effect of acquired business:
Accounts receivable	60.2	(125.0)	(34.4)
Inventory	73.7	(34.8)	(116.7)
Accounts payable and other current liabilities	(172.8)	119.6	46.2
Other assets	75.0	52.9	(6.5)
Other pension payments	(0.9)	(1.0)	(1.1)
OPEB payments	(26.8)	(35.6)	(39.6)
Other liabilities	(7.7)	(29.7)	1.4
Net cash flows from operating activities	265.9	364.7	198.8
Cash flows from investing activities:
Capital investments	(180.8)	(150.1)	(149.6)
Capital investments—SunCoke Middletown	(14.0)	(1.9)	(2.9)
Investment in acquired business, net of cash acquired	—	—	(360.4)
Other investing items, net	6.6	0.1	4.2
Net cash flows from investing activities	(188.2)	(151.9)	(508.7)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	115.0	(115.0)	450.0
Proceeds from issuance of long-term debt	—	—	680.0
Redemption of long-term debt	(152.3)	(12.6)	(848.4)
Debt issuance costs	—	—	(25.3)
SunCoke Middletown distributions to noncontrolling interest owners	(55.6)	(73.7)	(79.1)
Other financing items, net	(2.4)	(0.9)	(2.5)
Net cash flows from financing activities	(95.3)	(202.2)	174.7
Net increase (decrease) in cash and cash equivalents	(17.6)	10.6	(135.2)
Cash and cash equivalents, beginning of year	48.6	38.0	173.2
Cash and cash equivalents, end of year	$31.0	$48.6	$38.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017
(dollars in millions)
	2019	2018	2017
Common stock
Balance at beginning of period	$3.2	$3.2	$3.1
Share-based compensation	—	—	0.1
Balance at end of period	3.2	3.2	3.2
Additional paid-in capital
Balance at beginning of period	2,894.9	2,884.8	2,855.4
Share-based compensation	9.2	9.2	7.6
Stock options exercised	0.1	0.9	0.5
Exchangeable notes exchange feature	—	—	21.3
Balance at end of period	2,904.2	2,894.9	2,884.8
Treasury stock
Balance at beginning of period	(6.4)	(5.4)	(2.4)
Purchase of treasury stock	(0.9)	(1.0)	(3.0)
Balance at end of period	(7.3)	(6.4)	(5.4)
Accumulated deficit
Balance at beginning of period	(2,691.8)	(2,877.0)	(2,980.5)
Cumulative effect of adopting new hedging standard	—	(0.8)	—
Net income attributable to AK Steel Holding Corporation	11.2	186.0	103.5
Balance at end of period	(2,680.6)	(2,691.8)	(2,877.0)
Accumulated other comprehensive loss
Balance at beginning of period	(100.0)	(50.2)	(88.7)
Cumulative effect of adopting new hedging standard	—	0.8	—
Change in accumulated other comprehensive loss	32.0	(50.6)	38.5
Balance at end of period	(68.0)	(100.0)	(50.2)
Noncontrolling interests
Balance at beginning of period	329.6	345.2	362.9
Net income attributable to noncontrolling interests	51.8	58.1	61.4
Net distributions to noncontrolling interests	(55.6)	(73.7)	(79.1)
Balance at end of period	325.8	329.6	345.2
Total equity	$477.3	$429.5	$300.6
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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring product. We reduce the amount of revenue recognized for estimated returns and other customer credits, such as discounts and volume rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets we serve. Sales taxes collected from customers are excluded from revenues.

We recognize an allowance for credit loss at the time a receivable is recorded based on our estimate of expected credit losses and adjust this estimate over the life of the receivable as needed. We evaluate the aggregation and risk characteristics of receivable pools and develop loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon we are exposed to credit risk, and payment terms or conditions that may materially affect future forecasts. We expect credit losses associated with major auto companies to be lower than other customer pools.

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

Share-Based Compensation—Compensation costs for stock awards are recognized over their vesting period using the straight-line method. We estimate stock award forfeitures expected to occur to determine the compensation cost we recognize each period.

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

Property, Plant and Equipment—Plant and equipment are depreciated under the straight-line method over their estimated lives. Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the related operating lease term, buildings over 40 years and machinery and equipment over two to 20 years. The estimated weighted-average life of our machinery and equipment is 13 years at the end of 2019. Amortization expense for assets recorded under finance leases is included in depreciation expense. Costs incurred to develop coal mines are capitalized when incurred. We use the units-of-production method utilizing only proven and probable reserves in the depletion base to compute the depletion of coal reserves and mine development costs. We expense costs for major maintenance activities at our operating facilities when the activities occur.

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

Goodwill and Intangible Assets—Goodwill relates to our AK Tube LLC (“AK Tube”) and PPHC Holdings, LLC (“Precision Partners”) businesses. Intangible assets are recorded at cost, and those with finite lives are amortized over their estimated useful lives. We review goodwill for potential impairment at least annually on October 1 each year and whenever events or circumstances make it more likely than not that impairment may have occurred. Considering operating results and the estimated fair value of the businesses, the most recent annual goodwill impairment tests indicated that the fair value of each of our business reporting units was in excess of its carrying value. No goodwill impairment was recorded as a result of the annual impairment tests in the past three years.

Leases—We determine if an arrangement contains a lease at inception. We recognize right-of-use assets and liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the later of the commencement date of the lease or January 1, 2019 (the implementation date of Accounting Standards Update No. 2016-02, Leases (Topic 842)). We use our incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees or payments for terminating the lease, we include these costs in the lease liability when it is probable that we will incur them. Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. We have agreements that contain lease and non-lease components. In assessing whether an agreement includes a lease component, we consider the nature of the assets included under the agreement and our right to direct their use. We allocate the costs of the agreement to the separate components based on the relative standalone prices of the components. Where observable standalone prices are not readily available, we estimate the standalone price based on the most observable information available. For leases of real estate and certain light equipment, such as vehicles and mobile equipment, and for certain contracts that contain assets, such as production support, natural gas, electricity and industrial gas agreements, we account for the lease and non-lease components in the contracts as a single lease component.

Investments—Investments in associated companies are accounted for under the equity method. We review an investment for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary.

Debt Issuance Costs—Debt issuance costs for the revolving credit facility are included in other non-current assets and all other debt issuance costs reduce the carrying amount of long-term debt.

Pension and Other Postretirement Benefits—We recognize into income, as of a measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor.” Amounts inside the corridor are amortized over the plan participants’ life expectancy. We determine the expected return on assets using the fair value of plan assets.

Concentrations of Credit Risk—We are primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, infrastructure and manufacturing, and distributors and converters. We had two customers that accounted for 11% and 11% of net sales in 2019, two customers that accounted for 11% and 10% of net sales in 2018, and one customer that accounted for 12% of net sales in 2017. Approximately 62% and 52% of accounts receivable outstanding at December 31, 2019 and 2018, are due from businesses associated with the U.S. automotive industry, including 15% of receivables due from one automotive customer as of December 31, 2019, and 13% due from one automotive customer as of December 31, 2018.

Labor Agreements—At December 31, 2019, we employed approximately 9,300 people, of which approximately 5,600 are represented by labor unions under various agreements that expire between 2020 and 2023. In April 2019, we and the United Steelworkers, Local 1865, which represents production employees at Ashland Works, reached an agreement to revise and extend the collective bargaining agreement. The new agreement includes terms governing the permanent closure of the facility, including benefits to employees who are terminated or transition to other AK Steel plants. In May 2019, members of the United Steelworkers, Local 1190, ratified a three-year labor agreement covering approximately 220 production employees at Mountain State Carbon, LLC. The new agreement will be in effect through April 30, 2022. In May 2019, members of the United Auto Workers, Local 4104, which governs approximately 100 production employees at Zanesville Works, ratified a new three-year labor agreement. The new agreement will be in effect through May 31, 2022. In July 2019, members of the United Auto Workers, Local 3303, which governs approximately 1,100 production and maintenance employees at Butler Works, ratified a new three-year agreement. The new agreement will be in effect through June 15, 2022. In September 2019, members of the United Auto Workers, Local 3462, which governs approximately 310 production employees at Coshocton Works, ratified a new agreement. The new agreement will be in effect through July 31, 2023. Other agreements that expire within the next twelve months include an agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which governs approximately 1,750 production employees at Middletown Works, scheduled to expire March 15, 2020, and an agreement with United Steelworkers, Local 1915, which governs approximately 100 production employees at AK Tube’s Walbridge plant, scheduled to expire January 22, 2021.

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

Exchange rate fluctuations affect a portion of revenues and operating costs that are denominated in foreign currencies, and we use currency forwards and options to reduce our exposure to these currency price fluctuations. These derivative contracts have durations up to three years. Contracts that sell euros have not been designated as hedges for accounting purposes and gains or losses are reported in earnings immediately in other income (expense). Contracts that purchase Canadian dollars are designated as hedges for accounting purposes, which requires us to record the gains and losses for the derivatives in accumulated other comprehensive income and reclassify them into cost of products sold in the same period we recognize costs for the associated underlying operations.

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

Asbestos and Environmental Accruals—For a number of years, we have been remediating sites where hazardous materials may have been released, including sites no longer owned by us. In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against us. We have established accruals for estimated probable costs from asbestos claim settlements and environmental investigation, monitoring and remediation. If the accruals are not adequate to meet future claims, operating results and cash flows may be negatively affected. Our accruals do not consider the potential for insurance recoveries. We have partial insurance coverage for some future asbestos claims. In addition, some existing insurance policies covering asbestos and environmental contingencies may serve to partially reduce future covered expenditures.

Adoption of New Accounting Principles—We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as subsequently amended, as of January 1, 2019 through the modified retrospective method applied to those contracts that were not completed as of January 1, 2019. Topic 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting treatment. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Adoption of the new standard resulted in recording additional lease assets and liabilities of $291.1 as of January 1, 2019. The adoption of the standard did not materially impact our consolidated net earnings or cash flows.

We adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as subsequently amended, as of December 31, 2019. The standard requires entities to recognize credit losses at the time financial assets, including receivables, are recorded by estimating lifetime expected credit losses. The effect of adoption of the new guidance was not material to our consolidated financial statements.

NOTE 2 - Proposed Cleveland-Cliffs Acquisition

On December 2, 2019, we entered into an Agreement of Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) among us, Cleveland-Cliffs Inc. (“Cliffs”) and Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs (“Merger Sub”) pursuant to which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Cliffs will acquire AK Holding by way of the merger of Merger Sub with and into AK Holding (the “Merger”), with AK Holding surviving such Merger as a wholly owned subsidiary of Cliffs. Under the terms of the Merger Agreement, at the effective time of the Merger, AK Holding stockholders will become entitled to receive 0.40 Cliffs common shares for each outstanding share of AK Holding common stock they own at the effective time. Upon completion of the proposed Merger, it is expected that, AK Holding stockholders will own approximately 32% of the combined company and Cliffs shareholders will own approximately 68% of the combined company on a fully diluted basis. We expect to complete the Merger in the first quarter of 2020, subject to the receipt of customary regulatory and stockholder approvals and the satisfaction or (to the extent permissible) waiver of the other closing conditions under the Merger Agreement.

On January 14, 2020, Cliffs commenced consent solicitations and offers to exchange any and all outstanding 6.375% Senior Notes due 2025 (“2025 Notes”) and 7.00% Senior Notes due 2027 (“2027 Notes”) issued by AK Steel for the same aggregate principal amount of new notes to be issued by Cliffs, subject to completion of the Merger and the satisfaction of certain other conditions. On January 28, 2020, we received the requisite consents to adopt the proposed amendments to amend the respective indentures governing the 2025 Notes (“2025 Notes Indenture”) and the 2027 Notes (“2027 Notes Indenture”). Those amendments deleted certain covenants from the indentures, as set forth in a Form 8-K that we filed with the SEC on January 29, 2020. On January 29, 2020, we and U.S. Bank National Association, as trustee (the “Trustee”) entered into the Ninth Supplemental Indenture with respect to the 2027 Notes Indenture (the “Ninth Supplemental Indenture”) and the Tenth Supplemental Indenture with respect to the 2025 Notes Indenture (the “Tenth Supplemental Indenture” and, together with the Ninth Supplemental Indenture, the “Supplemental Indentures”) giving effect to the proposed amendments. The Supplemental Indentures will become operative as to the 2025 Notes and 2027 Notes only upon completion of the Merger and the satisfaction of certain other conditions.

NOTE 3 - Supplementary Financial Statement Information

Revenue

Net sales by market are presented below:

	2019	2018	2017
Automotive	$4,172.2	$4,284.7	$3,951.5
Infrastructure and Manufacturing	1,006.0	1,049.1	948.0
Distributors and Converters	1,181.2	1,484.4	1,181.0
Total	$6,359.4	$6,818.2	$6,080.5

Net sales by product line are presented below:

	2019	2018	2017
Carbon steel	$4,143.6	$4,409.1	$4,034.5
Stainless and electrical steel	1,617.5	1,793.8	1,687.6
Tubular products, components and other	598.3	615.3	358.4
Total	$6,359.4	$6,818.2	$6,080.5

We sell domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers located primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $569.4, $634.8 and $627.1 for 2019, 2018 and 2017.

Research and Development Costs

We conduct a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as selling and administrative expenses when incurred, totaled $30.7, $29.4 and $28.1 in 2019, 2018 and 2017.

Allowance for Credit Losses

Changes in the allowance for credit losses for the years ended December 31, 2019, 2018 and 2017, are presented below:

	2019	2018	2017
Balance at beginning of year	$6.6	$6.8	$7.8
Increase (decrease) in allowance	(1.6)	0.3	(1.0)
Receivables written off	(0.7)	(0.5)	—
Balance at end of year	$4.3	$6.6	$6.8

Inventory

Inventories as of December 31, 2019 and 2018, consist of:

	2019	2018
Finished and semi-finished	$971.4	$1,054.4
Raw materials	374.8	365.5
Inventory	$1,346.2	$1,419.9

Property, Plant and Equipment

Property, plant and equipment as of December 31, 2019 and 2018, consist of:

	2019	2018
Land, land improvements and leaseholds	$271.2	$272.1
Buildings	514.8	509.7
Machinery and equipment	6,213.6	6,061.6
Construction in progress	169.3	125.8
Total	7,168.9	6,969.2
Less accumulated depreciation	(5,237.0)	(5,057.6)
Property, plant and equipment, net	$1,931.9	$1,911.6

Interest on capital projects capitalized in 2019, 2018 and 2017 was $3.1, $1.6 and $1.9. Asset retirement obligations were $10.6 and $8.5 at December 31, 2019 and 2018.

Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2019, 2018 and 2017 are presented below:

	2019	2018	2017
Balance at beginning of year	$255.0	$253.8	$32.8
Acquisition	0.5	1.2	221.0
Balance at end of year	$255.5	$255.0	$253.8

At December 31, 2019, goodwill consisted of $222.7 related to our Precision Partners business and $32.8 related to our AK Tube business.

Intangible assets at December 31, 2019 and 2018, consist of:

	Gross Amount	Accumulated Amortization	Net Amount
As of December 31, 2019
Customer relationships	$36.6	$(12.5)	$24.1
Technology	23.0	(9.2)	13.8
Intangible assets	$59.6	$(21.7)	$37.9

As of December 31, 2018
Customer relationships	$36.6	$(7.4)	$29.2
Technology	19.3	(4.6)	14.7
Intangible assets	$55.9	$(12.0)	$43.9

Amortization expense related to intangible assets was $9.7, $9.0 and $4.0 in 2019, 2018 and 2017. Amortization expense is included in costs of products sold. The remaining average life of our intangible assets is 4.6 years for customer relationships and 3.6 years for technology. Estimated annual amortization expense for intangible assets over the next five years is $10.6 for 2020, $8.4 for 2021, $8.4 for 2022, $7.1 for 2023 and $3.4 in 2024.

Other Non-current Assets

Other non-current assets as of December 31, 2019 and 2018, consist of:

	2019	2018
Operating lease assets	$244.5	$—
Investments in affiliates	79.5	80.5
Other	21.0	23.4
Other non-current assets	$345.0	$103.9

Accrued Liabilities

Accrued liabilities as of December 31, 2019 and 2018, consist of:

	2019	2018
Salaries, wages and benefits	$83.0	$127.8
Current portion of operating lease liabilities	49.6	—
Interest	33.8	34.8
Other	148.0	126.3
Accrued liabilities	$314.4	$288.9

Ashland Works Closure

In January 2019, our Board of Directors approved and we announced the planned closure of our Ashland Works, including the previously idled blast furnace and steelmaking operations (“Ashland Works Hot End”) and the hot dip galvanizing coating line that had continued to operate. Factors that influenced our decision to close Ashland Works included an uncertain global trade landscape influenced by shifting domestic and international political priorities, Ashland Works’ high cost of production, and continued intense competition from domestic and foreign steel competitors. These conditions directly impacted our pricing, which in turn directly impacted our assessment of the demand forecasts for the markets we serve. Despite several favorable trade actions, carbon steel imports remained at a high level, driven by global overcapacity, particularly in China. We expected global overcapacity to be exacerbated by several domestic steel companies that had restarted or planned new capacity additions in the United States. In addition, we concluded that we had sufficient coating capacity to meet our customers’ needs without using our coating operations at Ashland Works. We transitioned products to our other, lower cost coating lines in the U.S. and closed the Ashland Works coating line in November 2019.

For the year ended December 31, 2019, we recorded a charge of $69.3, which included $18.5 for termination of take-or-pay supply agreements, $20.1 for supplemental unemployment and other employee benefit costs, pension and other postretirement benefit (“OPEB”) termination benefits of $13.3 (recorded in pension and OPEB (income) expense), an estimated multiemployer plan withdrawal liability of $10.0, and $7.4 for other costs. The supplemental unemployment and other employee benefit costs are expected to be paid primarily in 2020 and 2021. The actual multiemployer plan withdrawal liability will not be known until a future date and is expected to be paid over a number of years. Ongoing costs to maintain the equipment and utilities and meet supplier obligations related to the idled Ashland Works Hot End were $12.6, $20.0 and $21.2 for the years ended December 31, 2019, 2018 and 2017. These cash costs related to closing the facility will decline in future years. We recorded $4.0 of accelerated depreciation related to the coating line fixed assets for the year ended December 31, 2019 to fully depreciate them.

The supplemental unemployment and other employee benefit costs were recorded as accrued and other non-current liabilities, and the activity for the year ended December 31, 2019, was as follows:

2019
Charge for supplemental unemployment and other employee benefit costs	$20.1
Payments	(1.0)
Balance at end of year	$19.1

In the fourth quarter of 2015, we temporarily idled the Ashland Works Hot End. We incurred charges in the fourth quarter of 2015 for supplemental unemployment and other employee benefit costs that were recorded as accrued liabilities, and the activity for the years ended December 31, 2018, and 2017 was as follows:

	2018	2017
Balance at beginning of year	$1.5	$6.2
Payments	(1.5)	(5.3)
Additions to the reserve	—	0.6
Balance at end of year	$—	$1.5

During 2017, we recognized a non-cash asset impairment charge of $75.6, primarily related to the long-lived assets associated with the Ashland Works Hot End.

NOTE 4 - Acquisition of Precision Partners

In August 2017, we acquired Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market. Precision Partners is headquartered in Ontario, Canada, and operates ten plants in Ontario, Alabama and Kentucky. We acquired Precision Partners to advance our core focus on the high-growth automotive lightweighting market and our prominent position in advanced high strength steels, further strengthen our close collaboration with automotive market customers, and leverage both companies’ research and innovation in metals forming. The consolidated financial statements reflect the effects of the acquisition and Precision Partner’s financial results subsequent to the acquisition. For the year ended December 31, 2017, we incurred acquisition costs of $6.2, primarily for transaction fees and direct costs, including legal, finance, consulting and other professional fees. These costs are included in selling and administrative expenses in the consolidated statements of operations.

NOTE 5 - Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Investees and equity ownership percentages are presented below:

Equity Ownership %
Combined Metals of Chicago, LLC	40.0%
Delaco Processing, LLC	49.0%
Rockport Roll Shop LLC	50.0%
Spartan Steel Coating, LLC	48.0%

Cost of products sold includes $5.1, $6.6 and $7.0 in 2019, 2018 and 2017 for our share of income of equity investees. As of December 31, 2019, our carrying cost of our investment in Spartan Steel exceeded our share of the underlying equity in net assets by $7.7. This difference is being amortized and the amortization expense is included in cost of products sold.

Summarized financial statement data for all investees is presented below:

	2019	2018	2017
Revenue	$330.2	$329.8	$292.7
Gross profit	94.6	91.0	88.9
Net income (loss)	15.5	19.4	20.7

	2019	2018
Current assets	$114.2	$123.6
Noncurrent assets	80.3	74.4
Current liabilities	18.8	16.9
Noncurrent liabilities	96.1	54.2

We regularly transact business with these equity investees. Transactions with all equity investees for the years indicated are presented below:

	2019	2018	2017
Sales to equity investees	$67.6	$104.4	$80.6
Purchases from equity investees	42.3	31.2	33.0

Outstanding receivables and payables with all equity investees as of the end of the year indicated are presented below:

	2019	2018
Accounts receivable from equity investees	$1.5	$1.9
Accounts payable to equity investees	3.9	6.4

In 2016, we terminated our iron ore pellet offtake agreement with Magnetation LLC, ceased purchasing iron ore pellets from them, and recorded a liability for obligations under contracts with other third parties to transport pellets to our facilities. In 2017, we recorded a credit of $19.3 to reduce the liability when we reached an agreement for transportation services to begin using rail cars that we idled after the termination of the pellet supply agreement.

NOTE 6 - Income Taxes

We and our subsidiaries file a consolidated federal income tax return that includes all domestic companies owned 80% or more by us and the proportionate share of our interest in equity method investments. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to us and our domestic subsidiaries.

Components of income (loss) before income taxes for the years ended December 31, 2019, 2018 and 2017, are presented below:

	2019	2018	2017
United States	$(9.3)	$168.3	$91.6
Foreign	26.7	11.5	9.7
Noncontrolling interests	51.8	58.1	61.4
Income before income taxes	$69.2	$237.9	$162.7

Significant components of deferred tax assets and liabilities at December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred tax assets:
Net operating and capital loss and tax credit carryforwards	$496.2	$516.7
Postretirement benefits	87.9	81.8
Pension benefits	84.2	114.1
Leases	63.3	—
Inventories	23.4	38.5
Other assets	78.9	65.1
Valuation allowance	(659.4)	(693.5)
Total deferred tax assets	174.5	122.7
Deferred tax liabilities:
Depreciable assets	(106.3)	(108.3)
Leases	(60.0)	—
Other liabilities	(27.9)	(33.4)
Total deferred tax liabilities	(194.2)	(141.7)
Net deferred tax liabilities	$(19.7)	$(19.0)

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize future deferred tax assets. We assess the valuation allowance each reporting period and reflect any additions or adjustments in earnings in the same period. At December 31, 2019, we considered the existence of recent cumulative income from U.S. operations as a source of positive evidence. We have generated losses from U.S. operations for several of our recent periods through 2016 and for

2019 and accordingly have generated significant cumulative losses in those periods, which is a significant source of objective negative evidence. Despite the recent income reported in 2017 and 2018 from U.S. operations, the following forms of negative evidence concerning our ability to realize our domestic deferred tax assets were considered:

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

•	there has been significant recent volatility in spot market selling prices for carbon and stainless steel; and

•	a substantial portion of our U.S. deferred tax assets consists of tax carryforwards with expiration dates that may prevent us from using them prior to expiration.

As of December 31, 2019 and 2018, we concluded that the negative evidence outweighed the positive evidence and we maintained a valuation allowance for our net deferred tax assets in the U.S. To determine the appropriate valuation allowance, we considered the timing of future reversal of our taxable temporary differences that supports realizing a portion of our federal and state deferred tax assets. This accounting treatment has no effect on our ability to use the loss carryforwards and tax credits to reduce future cash tax payments.

Changes in the valuation allowance for the years ended December 31, 2019, 2018 and 2017, are presented below:

	2019	2018	2017
Balance at beginning of year	$693.5	$735.7	$1,189.7
Change in valuation allowance:
Included in income tax expense (benefit)	(26.2)	(52.8)	(62.3)
Change in deferred assets in other comprehensive income	(7.9)	10.6	8.5
Effect of tax rate changes	—	—	(400.2)
Balance at end of year	$659.4	$693.5	$735.7

At December 31, 2019, we had $2,081.6 in federal regular net operating loss carryforwards, which will expire between 2030 and 2037. Our net operating loss carryovers were generated in years prior to 2018, retain the original 20-year carryover periods, and can be used to offset future taxable income without limitation. At December 31, 2019, we had research and development (“R&D”) credit carryforwards of $1.2 that we may use to offset future income tax liabilities. The R&D credits expire between 2027 and 2028. At December 31, 2019, we had $76.3 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, before considering valuation allowances, which will expire between 2020 and 2039.

Significant components of income tax expense (benefit) are presented below:

	2019	2018	2017
Current:
Federal	$0.2	$(0.5)	$(4.5)
State	(0.1)	(0.3)	0.3
Foreign	5.1	2.1	2.4
Deferred:
Federal	(0.1)	(5.3)	0.7
State	—	—	0.1
Foreign	2.5	(2.2)	(0.4)
Amount allocated to other comprehensive income	(1.4)	—	—
Change in valuation allowance on beginning-of-the-year deferred tax assets	—	—	(0.8)
Income tax expense (benefit)	$6.2	$(6.2)	$(2.2)

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

The Tax Act also introduced a one-time transition tax on the cumulative undistributed earnings of our foreign subsidiaries as of December 31, 2017. As a result, our taxable income for 2017 included $24.3 as our gross transition tax obligation. We did not incur a cash tax liability for the transition tax due to the availability of existing net operating loss carryforwards. At December 31, 2019 we had $11.4 of accumulated undistributed earnings of our foreign subsidiaries that has not been subject to U.S. income tax as they are considered indefinitely reinvested. Substantially all of the earnings as of December 31, 2017 were subject to U.S. taxation as a result of the transition tax inclusion provided for by the Tax Act. The Tax Act also establishes a broad exemption from U.S. taxation for dividends paid from our foreign affiliates after 2017. Consequently, there will generally be no incremental U.S. taxable income generated if we repatriate these foreign earnings in the future. However, foreign withholding taxes on dividend distributions could apply, unless they are eliminated by a treaty between the United States and the country where our foreign affiliate is located. Since we consider these earnings to be permanently invested in our foreign subsidiaries, we did not record any withholding taxes that would be assessed if the earnings were repatriated by payment of a dividend. If we repatriated the earnings, we estimate that the withholding tax liability would not be material at December 31, 2019.

Staff Accounting Bulletin No. 118 established a one-year period from the date of enactment in which to account for the impact of the Tax Act. During 2018, we reduced our valuation allowance and recorded an income tax benefit of $5.3 as a result of changes to the tax net operating carryover rules included in the Tax Act that allow us to use certain indefinite-lived deferred tax liabilities as a source of future income to realize deferred tax assets. As of December 31, 2018, we had accounted for the material aspects of the Tax Act.

The reconciliation of income tax on income before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense is presented below:

	2019	2018	2017
Income tax expense at U.S. federal statutory rate	$14.5	$50.0	$57.2
Income tax expense calculated on noncontrolling interests	(10.9)	(12.2)	(21.5)
State and foreign tax expense, net of federal tax	12.9	(2.3)	6.3
Increase (decrease) in deferred tax asset valuation allowance	(26.2)	(52.8)	(51.8)
Amount allocated to other comprehensive income	(1.4)	—	—
Remeasurement of deferred taxes for U.S. tax legislation	—	—	(4.3)
Transition tax on foreign earnings	—	—	7.9
Non-deductible compensation	4.7	8.1	—
Other permanent differences	7.3	2.3	2.4
Other differences	5.3	0.7	1.6
Income tax expense (benefit)	$6.2	$(6.2)	$(2.2)

Our federal, state and local tax returns are subject to examination by various taxing authorities. Federal returns and most state returns for periods beginning in 2016 are open for examination, while certain state and local returns are open for examination for periods beginning in 2015. However, taxing authorities have the ability to adjust net operating loss carryforwards generated in years before these periods. We have not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns until taxing authorities review them. We have established appropriate income tax accruals, and believe that the outcomes of future federal examinations, as well as ongoing and future state and local examinations, will not have a material adverse impact on our financial position, results of operations or cash flows. When statutes of limitations expire or taxing authorities resolve uncertain tax positions, we will adjust income tax expense for the unrecognized tax benefits. We have no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2019.

A reconciliation of the change in unrecognized tax benefits for 2019, 2018 and 2017 is presented below:

	2019	2018	2017
Balance at beginning of year	$87.2	$89.4	$124.2
Decreases for prior year tax positions	(12.2)	(2.2)	(0.5)
Increases (decreases) for current year tax positions	0.3	—	0.3
Increases (decreases) related to tax rate changes (a)	—	—	(34.6)
Balance at end of year	$75.3	$87.2	$89.4

(a)
As a result of the Tax Act, the value of unrecognized tax benefits associated with net operating loss carryforwards and other temporary differences was reduced to reflect the lower tax rates that will apply if the uncertainties related to these deferred tax assets materialize in the future.

Included in the balance of unrecognized tax benefits at December 31, 2019 and 2018, are $72.3 and $72.8 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2019 and 2018, are $3.0 and $14.5 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

NOTE 7 - Long-term Debt and Other Financing

Debt balances at December 31, 2019 and 2018, are presented below:

	2019	2018
Credit Facility	$450.0	$335.0
7.50% Senior Secured Notes due July 2023 (effective rate of 8.3%)	380.0	380.0
7.625% Senior Notes due October 2021	406.2	406.2
6.375% Senior Notes due October 2025 (effective rate of 7.1%)	270.2	274.8
7.00% Senior Notes due March 2027	391.6	391.6
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	—	148.5
Unamortized debt discount and issuance costs	(28.5)	(41.7)
Total long-term debt	$1,968.8	$1,993.7

During 2019, we were in compliance with all the terms and conditions of our debt agreements.

Maturities of long-term debt for the next five years, at December 31, 2019, are presented below:

Year		Debt Maturities
2020	(a)	$7.3
2021		406.2
2022		450.0
2023		380.0
2024		62.0

(a)	Amounts maturing in 2020 are classified as long-term based on our ability and intent to refinance on a long-term basis.

Credit Facility

We have a $1,500.0 revolving credit facility (the “Credit Facility”) that expires in September 2022 and is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube, AK Steel Properties, Inc. and Mountain State Carbon LLC, three 100%-owned subsidiaries of AK Steel (referred to together as the “Subsidiary Guarantors”). The Credit Facility contains customary restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, dispositions, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility’s current availability significantly exceeds $150.0. Availability is calculated as the lesser of the Credit Facility commitments or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. We secure our Credit Facility obligations with our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a “first-in, last-out” or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

At December 31, 2019, our aggregate borrowing base, after application of applicable advance rates, was $1,327.1. As of December 31, 2019, we had $450.0 in outstanding borrowings. Availability as of December 31, 2019 was further reduced by $72.5 for outstanding letters of credit, resulting in remaining availability of $804.6. The weighted-average interest rate on the outstanding borrowings at December 31, 2019 was 3.32%.

Senior Secured Notes

AK Steel has outstanding 7.50% Senior Secured Notes due July 2023 (the “Secured Notes”). The Secured Notes are fully and unconditionally guaranteed by AK Holding and the Subsidiary Guarantors. The Secured Notes are secured by first priority liens on the plant, property and equipment (other than certain excluded property, and subject to permitted liens) of AK Steel and the Subsidiary Guarantors and any proceeds from them. The book value of the collateral as of December 31, 2019 was approximately $1.4 billion. The indenture governing the Secured Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the incurrence of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The Secured Notes also contain customary events of default. We may redeem the Secured Notes at 103.750% until July 15, 2020, 101.875% until July 15, 2021, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption.

Senior Unsecured Notes

AK Steel has outstanding 7.625% Senior Notes due October 2021 (the “2021 Notes”). We may redeem the 2021 Notes at 100.0%, together with all accrued and unpaid interest to the date of redemption.

AK Steel has outstanding 6.375% Senior Unsecured Notes due October 2025 (the “2025 Notes”). Before October 15, 2020, we may redeem the 2025 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, we may redeem them at 103.188% until October 15, 2021, 101.594% thereafter until October 15, 2022, and 100.000% thereafter, together with all accrued and unpaid interest to the date of redemption. In 2017, we recognized other expense of $8.4 related to the issuance of the 2025 Notes. During 2019 and 2018, we repurchased an aggregate principal amount of $4.6 and $5.2 of the 2025 Notes in private, open market transactions. We recognized a net gain on the repurchases totaling $0.6 and $0.7 for the years ended December 31, 2019 and 2018, which is included in other (income) expense.

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

Industrial Revenue Bonds

AK Steel has outstanding $73.3 aggregate principal amount of fixed-rate, tax-exempt IRBs (the “unsecured IRBs”) at December 31, 2019. The weighted-average fixed interest rate of the unsecured IRBs is 6.8%. The unsecured IRBs are unsecured senior debt obligations of AK Steel that are equal in ranking with the other Senior Unsecured Notes. In addition, AK Steel has outstanding $26.0 aggregate principal amount of variable-rate taxable IRBs at December 31, 2019, that are backed by letters of credit.

Exchangeable Notes

AK Steel’s 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) were redeemed at their maturity date. Although the Exchangeable Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes were allocated between debt and equity to reflect the fair value of the exchange option embedded in the notes and the fair value of similar debt without the exchange option. Therefore, we recorded $38.7 of the gross proceeds of the Exchangeable Notes as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. We amortized the debt discount and issuance costs over the term of the Exchangeable Notes using the effective interest method. As of December 31, 2018, the net carrying amount of the Exchangeable Notes was $141.4.

NOTE 8 - Pension and Other Postretirement Benefits

Summary

We provide noncontributory pension and various healthcare and life insurance benefits to a significant portion of our employees and retirees. Benefits are provided through defined benefit and defined contribution plans that we sponsor, as well as multiemployer plans for certain union members. Our defined benefit pension plans are not fully funded. We will be required to make pension contributions of approximately $45.0 for 2020. Based on current actuarial assumptions, we expect to make required pension contributions of approximately $45.0 for 2021 and $35.0 for 2022. Factors that affect future funding projections include differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. We expect to make OPEB payments, after receipt of Medicare subsidy reimbursements, of approximately $35.6 in 2020.

Defined Benefit Plans

Plan Obligations

Amounts presented below are calculated based on benefit obligation and asset valuation measurement dates of December 31, 2019 and 2018:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in benefit obligations:
Benefit obligations at beginning of year	$2,210.0	$2,808.0	$398.2	$448.5
Service cost	2.5	3.2	3.5	4.5
Interest cost	85.9	94.5	16.4	15.6
Plan participants’ contributions	—	—	24.3	24.7
Actuarial loss (gain)	206.5	(148.8)	16.2	(23.7)
Amendments	—	—	—	(11.1)
Benefits paid	(211.3)	(268.1)	(53.2)	(62.6)
Annuity settlement	(615.6)	(278.8)	—	—
Termination benefits—Ashland Works	9.7	—	3.6	—
Medicare subsidy reimbursement received	—	—	2.1	2.3
Benefit obligations at end of year	$1,687.7	$2,210.0	$411.1	$398.2

Change in plan assets:
Fair value of plan assets at beginning of year	$1,739.6	$2,322.2	$—	$—
Actual gain (loss) on plan assets	382.5	(87.0)	—	—
Employer contributions	44.8	51.3	26.8	35.6
Plan participants’ contributions	—	—	24.3	24.7
Benefits paid	(211.3)	(268.1)	(53.2)	(62.6)
Annuity settlement	(615.6)	(278.8)	—	—
Medicare subsidy reimbursement received	—	—	2.1	2.3
Fair value of plan assets at end of year	$1,340.0	$1,739.6	$—	$—
Funded status	$(347.7)	$(470.4)	$(411.1)	$(398.2)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(5.4)	$(1.2)	$(35.6)	$(37.5)
Noncurrent liabilities	(342.3)	(469.2)	(375.5)	(360.7)
Total	$(347.7)	$(470.4)	$(411.1)	$(398.2)

Amounts recognized in accumulated other comprehensive loss, before taxes:
Actuarial loss (gain)	$48.5	$134.1	$(15.5)	$(35.4)
Prior service cost (credit)	15.9	19.4	(69.2)	(82.4)
Total	$64.4	$153.5	$(84.7)	$(117.8)

The accumulated benefit obligation for all defined benefit pension plans was $1,675.8 and $2,188.6 at December 31, 2019 and 2018. All our defined benefit pension plans have an accumulated benefit obligation in excess of plan assets. The amounts included in current liabilities represent only the amounts of our unfunded pension and OPEB benefit plans that we expect to pay in the next year.

During the fourth quarter of 2019, we transferred to a highly rated insurance company $615.6 of pension obligations for approximately 4,250 retirees or their beneficiaries. As part of this transaction, we transferred a similar amount of pension trust assets to purchase a non-participating annuity contract that requires the insurance company to pay the transferred pension obligations to the pension participants. As a result of the transfer of pension assets in November 2019, we recorded a settlement loss of $26.9 in the fourth quarter of 2019 to recognize the portion of the unrealized actuarial loss associated with the transferred obligations.

During the fourth quarter of 2018, we transferred to a highly rated insurance company $278.8 of pension obligations for approximately 5,400 retirees or their beneficiaries. As part of this transaction, we transferred a similar amount of pension trust assets to purchase a non-participating annuity contract. As a result of the transfer of pension assets in October 2018, we recorded a settlement loss of $14.5 in the fourth quarter of 2018.

During 2019, we recognized pension and OPEB termination benefits of $13.3 related to the Ashland Works closure.

The 2019 change in the actuarial loss (gain) for the pension plans in the table above primarily consisted of gains of $272.8 for actual pension asset return greater than expected and changes in demographic assumptions, partially offset by a loss of $182.4 for the decrease in discount rate used to value the benefit obligations and a loss of $31.0 for changes in mortality tables. The 2019 change in the actuarial loss (gain) for the OPEB plan in the table above primarily consisted of a loss of $33.7 for the decrease in discount rate used to value the benefit obligations, partly offset by gains related to changes in demographic assumptions and lower than expected benefit payments.

Assumptions used to value benefit obligations and determine pension and OPEB (income) expense are presented below:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.29%	4.22%	3.54%	3.33%	4.27%	3.59%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest crediting rate	3.80%	3.80%	3.80%
Subsequent year healthcare cost trend rate				6.17%	6.50%	6.65%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2025	2025	2025

Assumptions used to determine pension and OPEB (income) expense for the year ended December 31:
Discount rate	4.14%	3.69%	3.93%	4.27%	3.59%	4.04%
Expected return on plan assets	6.75%	7.00%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest crediting rate	3.80%	3.80%	3.80%

We determine the discount rate at each remeasurement by finding a hypothetical portfolio of individual high-quality corporate bonds available at the measurement date with coupon and principal payments that could satisfy the plans’ expected future benefit payments that we use to calculate the projected benefit obligation. The discount rate is the single rate that is equivalent to the average yield on that hypothetical portfolio of bonds. We changed our assumption for future expected returns on pension plan assets to 7.50% from 6.75%, effective January 1, 2020 in response to a change in asset allocation.

Estimated future benefit payments to beneficiaries are presented below:

	Pension Plans	Other Benefits
2020	$142.6	$35.6
2021	134.7	34.7
2022	137.2	34.0
2023	125.4	32.1
2024	130.7	30.4
2025 through 2029	592.7	129.4

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

We have developed an investment policy that considers liquidity requirements, expected investment return, funded status and expected asset risk, as well as standard industry practices. The investment policy also dictates a target allocation based primarily on the funded status of the plan. The target asset allocation for the master pension trust at December 31, 2019 was 60% equity and 40% fixed income. Equity investments consist of individual securities, equity mutual funds and common/collective trusts with equity investment strategies, which are diversified across multiple industry sectors, company market capitalizations and geographical investment strategies. The equity mutual funds and common/collective trusts have no unfunded commitments or significant redemption restrictions. Fixed-income investments consist of individual securities and common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. Treasury securities. The fixed-income investments are diversified by ratings, maturities, industries and other factors. Plan assets contain no significant concentrations of risk from individual securities or industry sectors. The master pension trust has no direct investments in our common stock or fixed-income securities.

Master pension trust investments measured at fair value on a recurring basis at December 31, 2019 and 2018 are presented below, with certain assets presented by level within the fair value hierarchy. As a practical expedient, we estimate the value of common/collective trusts and equity mutual funds by using the net asset value (“NAV”) per share multiplied by the number of shares of the trust investment held as of the measurement date. If we have the ability to redeem our investment in the respective alternative investment at the NAV with no significant restrictions on the redemption at the consolidated balance sheet date, excluding equity mutual funds, we categorized the alternative investment as a reconciliation of pension investments reported in the fair value hierarchy to the master pension trust’s balance. See Note 17 for more information on the determination of fair value.

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs
	(Level 1)		(Level 2)		Total
	2019	2018	2019	2018	2019	2018
Investments in fair value hierarchy
Equity investments:
U.S. securities	$39.1	$35.4	$—	$—	$39.1	$35.4
Global securities	—	—	140.2	131.4	140.2	131.4
Fixed-income investments:
High-yield U.S. securities	—	—	87.2	84.5	87.2	84.5
Other U.S. securities	—	—	318.2	700.8	318.2	700.8
Global securities	—	—	66.1	82.8	66.1	82.8
Other investments	—	—	79.1	78.0	79.1	78.0
Total pension investments in fair value hierarchy	$39.1	$35.4	$690.8	$1,077.5	$729.9	$1,112.9

Investments with fair values measured at net asset value
Common/collective trusts:
U.S. equity securities (a)					367.2	355.8
Global equity securities (a)					196.9	178.2
Global fixed-income securities (b)					46.0	92.7
Total pension assets at fair value					$1,340.0	$1,739.6

(a)	Investments may include common stocks, options and futures.

(b)	Investments may include investment-grade and high-yield corporate bonds, interest rate swaps, options and futures.

Periodic Benefit Costs

Components of pension and OPEB (income) expense for the years 2019, 2018 and 2017 are presented below:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Components of pension and OPEB (income) expense:
Service cost	$2.5	$3.2	$2.8	$3.5	$4.5	$4.7
Interest cost	85.9	94.5	108.2	16.4	15.6	17.3
Expected return on plan assets	(109.7)	(148.8)	(149.9)	—	—	—
Amortization of prior service cost (credit)	3.6	3.8	4.7	(13.2)	(13.6)	(58.5)
Recognized net actuarial loss (gain):
Annual amortization	(7.6)	16.1	10.5	(3.6)	(1.3)	(4.2)
Settlement loss	26.9	14.5	—	—	—	—
Termination benefits—Ashland Works	9.7	—	—	3.6	—	—
Pension and OPEB (income) expense	$11.3	$(16.7)	$(23.7)	$6.7	$5.2	$(40.7)

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans. Certain of these plans have features with matching contributions or other company contributions based on our financial results. Total expense from these plans was $29.0, $31.1 and $24.9 in 2019, 2018 and 2017.

Multiemployer Pension Plans

We contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. The following risks of participating in these multiemployer plans differ from single employer pension plan risks:

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

We are a party to a collective bargaining agreement at Ashland Works that requires contributions to the Steelworkers Pension Trust multiemployer pension plan. We recorded an estimated withdrawal liability of $10.0 in 2019 as a result of the closure of that facility. The actual withdrawal liability will not be known until a future year and is expected to be paid over a number of years. See Note 3 for further information.

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

Our participation in these multiemployer plans for the years ended December 31, 2019, 2018 and 2017, is presented below. We do not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2019.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2019	2018		2019	2018	2017
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$3.9	$4.2	$6.3	No	1/22/2021 to 5/14/2021 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Red	Green	Yes	18.9	17.7	18.4	Yes	3/15/2020 to 6/15/2022 (e)
					$22.8	$21.9	$24.7

(a)
The most recent Pension Protection Act zone status available in 2019 and 2018 is for each plan’s year-end at December 31, 2018 and 2017, except that the IAM National Pension Fund’s National Pension Plan reflects the election by the Fund to place the Fund in Red Zone in April 2019. The plan’s actuary certifies the zone status. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
We are a party to three collective bargaining agreements at our Ashland Works, Mansfield Works and at the AK Tube Walbridge plant that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 100 hourly employees at the AK Tube Walbridge plant expires January 22, 2021. The labor contract for approximately 300 hourly employees at Mansfield Works expires on March 31, 2021. The labor contract for approximately 10 active hourly employees at the Ashland Works currently expires May 14, 2021.

(e)
We are a party to three collective bargaining agreements at our Butler Works, Middletown Works and Zanesville Works that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 1,750 hourly employees at Middletown Works expires on March 15, 2020. The labor contract for approximately 100 hourly employees at Zanesville Works expires on May 31, 2022. The labor contract for approximately 1,100 hourly employees at Butler Works expires on June 15, 2022.

NOTE 9 - Leases

We have leases primarily for offices, production buildings and equipment. Our leases have remaining contractual lease terms of up to 20 years. Certain leases include options to extend the lease terms, and those extensions are for periods from 1 to 32 years depending on the particular lease. Some leases may also include options to terminate the leases. Certain leases include variable lease payments based on production, usage or independent factors such as changes in published producer price indices.

Lease costs are presented below:

2019
Operating leases	$67.7
Short-term leases	45.7
Variable lease costs	73.0
Total	$186.4

Rental expense was $48.1 and $43.1 for 2018 and 2017.

Other information related to leases was as follows:

2019
Cash paid for operating leases within cash flows from operating activities	$74.4
Right-of-use assets obtained in exchange for operating lease liabilities	28.9
Weighted-average remaining lease term of operating leases (in years)	8.2
Weighted-average discount rate for operating leases	8.5%

Future minimum lease payments under noncancelable operating leases as of December 31, 2019, were as follows:

Year ending December 31:
2020	$67.8
2021	54.1
2022	43.8
2023	37.2
2024	29.8
Thereafter	144.5
Total future minimum operating lease payments	377.2
Less imputed interest	115.5
Total operating lease liabilities	261.7
Less current portion of operating lease liabilities (included in Accrued liabilities)	49.6
Long-term operating lease liabilities (included in Other non-current liabilities)	$212.1

NOTE 10 - Commitments

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

Commitments for future capital investments at December 31, 2019, totaled approximately $65.2, all of which we expect to incur in 2020.

NOTE 11 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including us, must follow stringent federal, state and local laws and regulations designed to protect human health and the environment. We have spent the following amounts over the past three years for environmental-related capital investments and environmental compliance:

	2019	2018	2017
Environmental-related capital investments	$23.0	$7.1	$6.8
Environmental compliance costs	141.3	126.3	129.5

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

	2019	2018
Accrued liabilities	$6.1	$8.0
Other non-current liabilities	32.6	31.2

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

As previously noted, on April 29, 2002, we entered a mutually agreed-upon administrative order on consent with the EPA pursuant to Section 122 of CERCLA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the former Hamilton Plant site located in New Miami, Ohio. The plant ceased operations in 1990 and all of its former structures have been demolished. We submitted the investigation portion of the RI/FS and completed supplemental studies. We currently have accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on September 30, 1998, our predecessor, Armco Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of our Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. We cannot reliably estimate how long it will take to complete this site investigation. We currently have accrued $0.5 for the projected cost of the remaining investigation and corrective measures study. Until the site investigation and study are complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our former Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981, we acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. In connection with the sale of the coke plant, Honeywell agreed to indemnify us from certain claims and obligations that could arise from the investigation and we intend to pursue such indemnification from Honeywell, if necessary. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited us to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued $1.4 for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.

As previously reported, on July 15, 2009, we and the Pennsylvania Department of Environmental Protection (“PADEP”) entered a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at our former Ambridge Works. Under the terms of the Consent Order, we paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where landfill activities occurred, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. We have accrued $4.8 for the remedial work required under the approved plan and Consent Order. A National Pollution Discharge Elimination System (“NPDES”) permit was issued in 2019 that includes a compliance schedule. We currently estimate that the remaining work will be completed in accordance with the schedule in 2022.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree also required us to implement certain RCRA corrective action interim measures. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued $13.1 for the cost of known remediation and other work required under the Consent Decree.

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

As previously reported, on August 21, 2014, the SDEIA filed a Complaint under the Michigan Environmental Protection Act in the State of Michigan, Wayne County Circuit Case No. 14-010875-CE. The plaintiffs allege that the air emissions from our Dearborn Works are impacting the air, water and other natural resources, as well as the public trust in such resources. The plaintiffs are requesting, among other requested relief, that the court assess and determine the sufficiency of the PTI’s limitations. On October 15, 2014, the court ordered a stay of the proceedings until a final order is issued in Wayne County Circuit Court Case No. 14-008887-AA (discussed above). When the proceedings resume, we will vigorously contest these claims. Until the claims in this Complaint are resolved, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

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

On November 18, 2019 and November 26, 2019, EGLE issued Notices of Violations (“NOVs”) with respect to the basic oxygen furnace at Dearborn Works alleging violations of manganese and lead limits. We are investigating these claims and will work with EGLE to attempt to resolve them. We will vigorously contest any claims that cannot be resolved through a settlement. Until a settlement is reached with EGLE or the claims of the NOVs are otherwise resolved, we cannot reliably estimate the costs, if any, associated with any potentially required work.

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

The number of asbestos cases pending at December 31, 2019, is presented below:

Asbestos Cases Pending at
December 31, 2019
Cases with specific dollar claims for damages:
Claims up to $0.2	183
Claims above $0.2 to $5.0	4
Claims above $5.0 to $20.0	3
Total claims with specific dollar claims for damages (a)	190
Cases without a specific dollar claim for damages	177
Total asbestos cases pending	367

(a)	Involve a total of 2,265 plaintiffs and 21,406 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. We maintain appropriate reserves within a range of possible outcomes for asbestos claims. Asbestos-related claims information in 2019, 2018 and 2017, is presented below:

	2019	2018	2017
New Claims Filed	64	68	58
Pending Claims Disposed Of	40	61	61
Total Amount Paid in Settlements	$3.5	$1.4	$1.2

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

Six actions, including one putative class action lawsuit, have been filed in federal court in Delaware, Michigan and New York by purported AK Steel stockholders in connection with the Merger: Stein v. AK Steel Holding Corp., et al., Case No. 1:20-cv-00054 (D. Del., filed January 14, 2020) (the “Stein Action”); Spuhler v. AK Steel Holding Corp., et al., Case No. 1:20-cv-00444 (S.D.N.Y., filed January 16, 2020) (the “Spuhler Action”); Franchi v. AK Steel Holding Corp., et al., Case No. 1:20-cv-00078 (D. Del., filed January 17, 2020) (the “Franchi Action”); Raul v. AK Steel Holding Corp., et al., No. 1:20-cv-00611 (S.D.N.Y., filed January 23, 2020) (the “Raul Action”); Ruiz v. AK Steel Holding Corp., et al., No. 1:20-cv-00620 (E.D.N.Y., filed February 4, 2020) (the “Ruiz Action”); and Rubin v. AK Steel Holding Corp., et al., No. 2:20-cv-10379-BAF-DRG (E.D. Mich., filed February 12, 2020) (the “Rubin Action”). The Stein Action, Spuhler Action, Franchi Action, Raul Action, Ruiz Action and Rubin Action are collectively referred to as the “AK Steel Stockholder Federal Actions.” A seventh action, Pate v. AK Steel Holding Corp., et al., Case No. CV 2020 01 0196 (Ohio Common Pleas, Butler County, filed January 28, 2020) (the “Pate Action”), has been filed by a purported AK Steel stockholder as a putative class action in state court in Ohio. The Pate Action and the AK Steel Stockholder Federal Actions are collectively referred to as the “AK Steel Stockholder Actions.” Each of the AK Steel Stockholder Actions names AK Steel and its directors as defendants, and the Franchi Action and Pate Action name Cliffs and Merger Sub as additional defendants. An eighth action, Nessim v. Cleveland-Cliffs Inc., et al., Case No. 1:20-cv-00850 (S.D.N.Y., filed January 31, 2020) (the “Nessim Action”), has been filed in federal court in New York against Cliffs and its directors by a purported shareholder of Cliffs. The Nessim Action and the AK Steel Stockholder Federal Actions are collectively referred to as the “Federal Stockholder Actions,” and all eight actions are collectively referred to as the “Stockholder Actions.” Each of the Federal Stockholder Actions alleges, among other things, that the registration statement on Form S-4 filed by Cliffs in connection with the Merger is false and misleading and/or omits material information concerning the transactions contemplated by the Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act. The Pate Action alleges breach of fiduciary duty claims against the AK Steel directors and aiding and abetting claims against AK Steel, Cliffs and Merger Sub in connection with the transactions contemplated by the Merger Agreement, including that the registration statement on Form S-4 filed by Cliffs in connection with the Merger is false and misleading and/or omits material information concerning the transactions contemplated by the Merger Agreement. The plaintiffs in the Stockholder Actions, among other things, seek to enjoin the transactions contemplated by the Merger Agreement and an award of attorneys’ fees and expenses. We believe that the allegations in each of these complaints lack merit and plan to contest the matters vigorously.

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

NOTE 12 - Stockholders’ Equity

Common Stock

Our common stockholders may receive dividends when and as declared by the Board of Directors out of funds legally available for distribution. The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

Preferred Stock

There are 25,000,000 shares of preferred stock authorized; no shares are issued or outstanding.

Dividends

The instruments governing our outstanding senior debt allow dividend payments. However, our Credit Facility restricts dividend payments under certain conditions. Dividends are permitted if no default or event of default exists under the terms of the Credit Facility and (i) availability under the Credit Facility exceeds 20% of the lesser of the Credit Facility commitment or eligible collateral after advance rates or (ii) availability exceeds 15% of the lesser of the Credit Facility commitment or eligible collateral after advance rates and we meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. At December 31, 2019, availability under the Credit Facility significantly exceeds these amounts. If we cannot meet either of these thresholds, annual dividends would be limited to the greater of $18.0 or 0.5% of consolidated total assets, with additional dividends permitted equal to the greater of $25.0 or 0.7% of consolidated total assets in aggregate over the life of the Credit Facility.

Share Repurchase Program

In October 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding common stock. We have not made any common stock repurchases under this program in the last three years. As of December 31, 2019, we had remaining $125.6 for repurchase under the Board of Directors’ authorization.

NOTE 13 - Share-based Compensation

In May 2019, our stockholders approved the 2019 Omnibus Supplemental Incentive Plan (“OSIP”), which authorizes granting an aggregate maximum of 14.4 million shares under the OSIP through May 31, 2029. The OSIP permits and the prior Stock Incentive Plan permitted the granting of nonqualified stock option, restricted stock, performance shares and restricted stock unit awards to our directors, officers and other employees. Under the OSIP, any dividends on unvested awards are subject to the same restrictions as the underlying award. Approximately 14 million shares were available for future grant as of December 31, 2019.

Share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, is presented below:

Share-based Compensation Expense	2019	2018	2017
Stock options	$2.5	$2.5	$2.1
Restricted stock	2.3	3.1	2.9
Restricted stock units issued to Directors	1.1	1.2	1.2
Performance shares	2.3	2.0	1.5
Equity-based long-term performance plan	1.0	0.4	—
Share-based compensation expense	$9.2	$9.2	$7.7

Stock Options

Stock options have a maximum term of ten years and holders may not exercise them earlier than six months after the grant date or another term the award agreement may specify. Stock options granted to officers and other employees vest and become exercisable in three equal installments on the first, second and third anniversaries of the grant date. The exercise price of each option must equal or exceed the market price of our common stock on the grant date. We have not and, pursuant to the terms of our plans may not, reprice stock options to lower the exercise price.

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

The following weighted-average assumptions are used in the Black-Scholes option pricing model to estimate the fair value of granted options as of the grant date:

	2019	2018	2017
Expected volatility	63.6% – 65.3%	58.8% – 61.6%	61.5% – 64.0%
Weighted-average volatility	64.5%	59.5%	62.5%
Expected term (in years)	3.5 – 6.6	3.4 – 6.6	3.3 – 6.5
Risk-free interest rate	2.6% – 2.7%	2.3% – 2.6%	1.6% – 2.2%
Weighted-average grant-date fair value per share of granted options	$1.52	$3.51	$5.33

Option activity for the year ended December 31, 2019, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,403,862	$6.90
Granted	1,199,415	2.66
Exercised	(43,167)	1.74
Forfeited and expired	(428,701)	11.38
Outstanding at December 31, 2019	4,131,409	5.26	6.9	$1.6

Exercisable at December 31, 2019	2,215,816	6.01	5.3	0.8

Unvested at December 31, 2019	1,915,593	4.39	8.4	0.7

Unvested at December 31, 2019 expected to vest	1,819,813	4.39	8.4	0.7

The total intrinsic value of stock option awards that holders exercised during the years ended December 31, 2019, 2018, and 2017 was $0.1, $0.3 and $0.2. Each exercised option’s intrinsic value is the quoted average of the reported high and low sales price on the exercise date. As of December 31, 2019, total unrecognized compensation costs for non-vested stock options were $0.8, which we expect to recognize over a weighted-average period of 1.6 years.

Restricted Stock

Restricted stock awards granted to officers and other employees ordinarily vest ratably on the first, second and third anniversaries of the grant. Non-vested restricted stock awards activity for the year ended December 31, 2019, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	506,703	$6.45
Granted	772,054	2.65
Vested/restrictions lapsed	(745,001)	3.98
Canceled	(93,651)	4.32
Outstanding at December 31, 2019	440,105	4.42

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017, was $2.65, $6.56 and $9.78 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the years ended December 31, 2019, 2018 and 2017, was $2.0, $3.2 and $4.1. As of December 31, 2019, total unrecognized compensation costs for non-vested restricted stock awards were $0.9, which we expect to recognize over a weighted-average period of 1.6 years.

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

Performance Shares

Performance shares are granted to executive officers and other employees. They earn the awards by meeting performance measures over a three-year period. Though a target number of performance shares are awarded on the grant date, for 2019 and 2018 grants the total number of performance shares that will actually be issued to the participant, if any, at the expiration of the performance period will be based on our total share return compared to the VanEck Vectors Steel ETF. For 2017, the total number of performance shares that will be issued to the participant, if any, at the expiration of the performance period for those grants will be based on two equally-rated metrics: (i) our share performance compared to a prescribed compounded annual growth rate and (ii) our total share return compared to the VanEck Vectors Steel ETF.

The following weighted-average assumptions are used in a Monte Carlo simulation model to estimate the fair value of performance shares granted:

	2019	2018	2017
Company expected volatility	62.3%	67.3%	68.0%
VanEck Vectors Steel ETF expected volatility	45.3%	52.2%	48.9%
Risk-free interest rate	2.6%	2.2%	1.5%
Weighted-average grant-date fair value per performance share granted	$3.09	$8.05	$10.78

Non-vested performance share awards activity for the year ended December 31, 2019, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	614,800	$9.19
Granted	595,733	3.09
Earned	—	—
Expired or forfeited	(338,058)	9.38
Outstanding at December 31, 2019	872,475	4.95

As of December 31, 2019, total unrecognized compensation costs for non-vested performance share awards were $2.1, which we expect to recognize over a weighted-average period of 1.6 years.

Equity-based Long-term Performance Plan

During 2018, in order to further align our management and stockholder interests, the Board of Directors changed the structure of long-term incentive compensation for executive officers. For performance periods beginning in 2019, 50% of the long-term incentive plan compensation earned by executive officers will now be denominated in stock instead of the 30% denominated in stock for the performance period that began in 2018. In addition, beginning in 2019, 30% of the compensation earned by other non-executive officer participants under the long-term incentive plan will now be paid in stock. The remaining portion of the long-term incentive plan for all participants will be settled in cash. As a result, the equity-based portion of the long-term incentive plan is treated as share-based compensation with a performance condition.

Non-vested long-term performance plan share awards activity for the year ended December 31, 2019, is presented below:

Long-Term Performance Plan Share Awards	Long-Term Performance Plan Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	250,400	$5.04
Granted	678,714	2.66
Expired or forfeited	(70,900)	3.39
Outstanding at December 31, 2019	858,214	3.24

As of December 31, 2019, total unrecognized compensation costs for non-vested long-term performance share awards were $1.6, which we expect to recognize over a weighted-average period of 1.8 years.

NOTE 14 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	2019	2018	2017
Foreign currency translation
Balance at beginning of period	$(0.6)	$1.1	$(3.6)
Other comprehensive income (loss)—foreign currency translation gain (loss)	(0.6)	(1.7)	4.7
Balance at end of period	$(1.2)	$(0.6)	$1.1
Cash flow hedges
Balance at beginning of period	$7.2	$22.3	$39.9
Cumulative effect of adopting new hedging standard	—	0.8	—
Other comprehensive income (loss):
Gains (losses) arising in period	(31.5)	(5.6)	(11.5)
Income tax expense (benefit)	(1.1)	—	—
Gains (losses) arising in period, net of tax	(30.4)	(5.6)	(11.5)
Reclassification of losses (gains) to net income (loss):
Recorded in cost of products sold	8.9	(10.3)	(6.1)
Income tax (expense) benefit (b)	0.3	—	—
Net amount of reclassification of losses (gains) to net income (loss), net of tax	8.6	(10.3)	(6.1)
Total other comprehensive income (loss), net of tax	(21.8)	(15.9)	(17.6)
Balance at end of period	$(14.6)	$7.2	$22.3
Pension and OPEB plans
Balance at beginning of period	$(106.6)	$(73.6)	$(125.0)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	—	11.1	4.7
Gains (losses) arising in period	50.5	(63.6)	94.2
Subtotal	50.5	(52.5)	98.9
Income tax expense (benefit)	2.0	—	—
Gains (losses) arising in period, net of tax	48.5	(52.5)	98.9
Reclassification to net income (loss):
Prior service costs (credits) (a)	(9.6)	(9.8)	(53.8)
Actuarial (gains) losses (a)	15.7	29.3	6.3
Subtotal	6.1	19.5	(47.5)
Income tax (expense) benefit (b)	0.2	—	—
Amount of reclassification to net income (loss), net of tax	5.9	19.5	(47.5)
Total other comprehensive income (loss), net of tax	54.4	(33.0)	51.4
Balance at end of period	$(52.2)	$(106.6)	$(73.6)

(a)	Included in pension and OPEB (income) expense

(b)	Included in income tax expense (benefit)

NOTE 15 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is presented below:

	2019	2018	2017
Net income attributable to AK Steel Holding Corporation	$11.2	$186.0	$103.5

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	315.8	314.8	314.3
Effect of exchangeable debt	—	—	4.5
Effect of dilutive stock-based compensation	0.8	0.8	0.9
Common shares outstanding for diluted earnings per share	316.6	315.6	319.7

Basic earnings per share	$0.04	$0.59	$0.33
Diluted earnings per share	$0.04	$0.59	$0.32

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	3.6	2.4	1.4

NOTE 16 - Variable Interest Entities

SunCoke Middletown

We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $52.2, $58.4 and $61.7 for the years ended December 31, 2019, 2018 and 2017 that was included in our consolidated income before income taxes.

Vicksmetal/Armco Associates

We own a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company. VAA slits electrical steel primarily for AK Steel, though also for third parties. VAA is a variable interest entity and we are the primary beneficiary. Therefore, we consolidate VAA’s financial results with our financial results.

NOTE 17 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of money market mutual funds by using a $1.00 per share multiplied by the number of shares in the fund as of the measurement date. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), we adjust our valuations to reflect the counterparty’s valuation assumptions. After validating that the counterparty’s assumptions for implied volatilities reflect independent source’s assumptions, we discount these model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of December 31, 2019, a spread over benchmark rates of less than 1.4% was used for derivatives valued as assets and less than 4.0% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

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

Assets and liabilities measured at fair value on a recurring basis are presented below:

	2019			2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$31.0	$—	$31.0	$48.6	$—	$48.6
Other current assets:
Foreign exchange contracts	—	—	—	—	0.1	0.1
Commodity hedge contracts	—	12.9	12.9	—	13.0	13.0
Other non-current assets:
Foreign exchange contracts	—	0.1	0.1	—	0.4	0.4
Commodity hedge contracts	—	2.7	2.7	—	2.9	2.9
Assets measured at fair value	$31.0	$15.7	$46.7	$48.6	$16.4	$65.0

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.5)	$(0.5)	$—	$(1.2)	$(1.2)
Commodity hedge contracts	—	(16.5)	(16.5)	—	(5.9)	(5.9)
Other non-current liabilities:
Foreign exchange contracts	—	(0.2)	(0.2)	—	(1.5)	(1.5)
Commodity hedge contracts	—	(1.9)	(1.9)	—	(1.6)	(1.6)
Liabilities measured at fair value	$—	$(19.1)	$(19.1)	$—	$(10.2)	$(10.2)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,023.5)	$(2,023.5)	$—	$(1,852.4)	$(1,852.4)
Carrying amount	—	(1,968.8)	(1,968.8)	—	(1,993.7)	(1,993.7)

See Note 8 for information on the fair value of pension plan assets. The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at December 31, 2019 and 2018.

NOTE 18 - Derivative Instruments and Hedging Activities

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

All commodity derivatives are recognized as an asset or liability at fair value. We record the gains and losses and premiums paid for option contracts for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold when we recognize earnings for the associated underlying transaction. We record all gains or losses from commodity derivatives for which hedge accounting treatment has not been elected to earnings immediately in cost of products sold. We routinely use iron ore derivatives to reduce the volatility of the cost of our iron ore purchases. These derivatives do not qualify for hedge accounting treatment. We have no collateral deposited with counterparties under collateral funding arrangements as of December 31, 2019.

Outstanding derivative contracts and the period over which we are hedging our exposure to the volatility in future cash flows are presented below:

Hedge Contracts	Settlement Dates	2019		2018
Commodity contracts:
Nickel (in lbs)	January 2020 to June 2020	150,000		—
Natural gas (in MMBTUs)	January 2020 to December 2021	37,708,000		39,868,000
Zinc (in lbs)	January 2020 to December 2021	35,550,000		52,150,000
Iron ore (in metric tons)	January 2020 to June 2021	1,495,000		2,125,000
Electricity (in MWHs)	January 2020 to August 2021	1,683,000		1,461,000
Foreign exchange contracts:
Euros (in millions)	January 2020 to January 2020		€1.5		€4.0
Canadian dollars (in millions)	January 2020 to December 2021	C$	72.6	C$	118.6

The fair value of derivative instruments as of December 31, 2019 and 2018, is presented below:

Asset (liability)	2019	2018
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$0.1	$3.4
Other non-current assets:
Commodity contracts	—	1.0
Foreign exchange contracts	0.1	0.4
Accrued liabilities:
Commodity contracts	(16.5)	(4.7)
Foreign exchange contracts	(0.5)	(1.2)
Other non-current liabilities:
Commodity contracts	(1.9)	(1.2)
Foreign exchange contracts	(0.2)	(1.5)
Derivatives not designated as hedging instruments:
Other current assets:
Commodity contracts	12.8	9.6
Foreign exchange contracts	—	0.1
Other non-current assets—commodity contracts	2.7	1.9
Accrued liabilities—commodity contracts	—	(1.2)
Other non-current liabilities—commodity contracts	—	(0.4)

Gains (losses) on derivative instruments for the years ended December 31, 2019, 2018 and 2017, are presented below:

Gain (loss)	2019	2018	2017
Derivatives designated as cash flow hedges:
Commodity contracts:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	$(32.3)	$(0.2)	$(11.5)
Reclassified from accumulated other comprehensive income into cost of products sold	(7.2)	11.2	6.1
Foreign exchange contract:
Recognized in accumulated other comprehensive income that were included in the assessment of effectiveness	0.8	(5.4)	—
Reclassified from accumulated other comprehensive income into cost of products sold	(1.7)	(0.9)	—
Derivatives not designated as hedging instruments:
Commodity contracts—recognized in cost of products sold	52.2	(2.4)	31.6
Foreign exchange contracts—recognized in other (income) expense	—	0.1	(1.6)

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting are presented below:

Hedge	Gains (losses)
Natural gas	$(10.5)
Electricity	(5.8)
Zinc	(3.1)
Canadian dollars	(1.3)

NOTE 19 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	2019	2018	2017
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$137.5	$136.3	$130.5
Income taxes	(9.5)	(5.5)	0.1

Included in net cash flows from operations was cash provided by SunCoke Middletown of $68.6, $76.6 and $77.1 for the years ended December 31, 2019, 2018 and 2017. Consolidated cash and cash equivalents at December 31, 2019, and 2018, include SunCoke Middletown’s cash and cash equivalents of $0.1 and $1.1. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but are not available for our use.

We had capital investments during the years ended December 31, 2019, 2018 and 2017, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the consolidated statements of cash flows until paid. We also granted restricted stock to certain employees and restricted stock units to directors under the OSIP and prior Stock Incentive Plan. Non-cash investing and financing activities for the years ended December 31, 2019, 2018 and 2017, are presented below:

	2019	2018	2017
Capital investments	$50.9	$33.4	$37.3
Issuance of restricted stock and restricted stock units	2.8	4.5	4.6

NOTE 20 - Quarterly Information (Unaudited)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,697.7	$1,680.5	$1,535.5	$1,445.7	$6,359.4
Operating profit	41.2	106.6	51.1	10.4	209.3
Net income (loss) attributable to AK Holding	(4.5)	66.8	2.8	(53.9)	11.2
Basic and diluted earnings (loss) per share	$(0.01)	$0.21	$0.01	$(0.17)	$0.04

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,658.9	$1,746.6	$1,735.6	$1,677.1	$6,818.2
Operating profit	63.6	99.5	114.8	86.5	364.4
Net income (loss) attributable to AK Holding	28.7	56.6	67.2	33.5	186.0
Basic and diluted earnings (loss) per share	$0.09	$0.18	$0.21	$0.11	$0.59

Included in net income (loss) attributable to AK Holding in the first quarter, fourth quarter and full year of 2019 was a charge of $77.4, a credit of $8.1 and a charge of $69.3, respectively, for the Ashland Works closure. Also included in net income (loss) attributable to AK Holding in the fourth quarter and full year of 2019 was a pension settlement charge of $26.9. Included in net income (loss) attributable to AK Holding in the fourth quarter and full year of 2018 was a pension settlement charge of $14.5.

NOTE 21 - Supplementary Guarantor Information

AK Steel’s Secured Notes, 2021 Notes, 2025 Notes and 2027 Notes (collectively, the “Senior Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding and the Subsidiary Guarantors each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes.

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

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,784.3	$304.1	$751.5	$(480.5)	$6,359.4
Cost of products sold (exclusive of items shown separately below)	—	5,228.5	212.9	598.5	(433.6)	5,606.3
Selling and administrative expenses	4.3	283.0	13.8	40.0	(45.9)	295.2
Depreciation	—	142.1	8.5	42.0	—	192.6
Ashland Works closure	—	56.0	—	—	—	56.0
Total operating costs	4.3	5,709.6	235.2	680.5	(479.5)	6,150.1
Operating profit (loss)	(4.3)	74.7	68.9	71.0	(1.0)	209.3
Interest expense	—	139.3	—	7.3	—	146.6
Pension and OPEB (income) expense	—	12.0	—	—	—	12.0
Other (income) expense	—	2.6	(23.2)	(4.1)	6.2	(18.5)
Income (loss) before income taxes	(4.3)	(79.2)	92.1	67.8	(7.2)	69.2
Income tax expense (benefit)	—	(25.4)	23.0	10.5	(1.9)	6.2
Equity in net income (loss) of subsidiaries	15.5	69.3	—	1.9	(86.7)	—
Net income (loss)	11.2	15.5	69.1	59.2	(92.0)	63.0
Less: Net income attributable to noncontrolling interests	—	—	—	51.8	—	51.8
Net income (loss) attributable to AK Steel Holding Corporation	11.2	15.5	69.1	7.4	(92.0)	11.2
Other comprehensive income (loss)	32.0	32.0	—	(0.6)	(31.4)	32.0
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$43.2	$47.5	$69.1	$6.8	$(123.4)	$43.2

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,244.7	$320.8	$752.8	$(500.1)	$6,818.2
Cost of products sold (exclusive of items shown separately below)	—	5,519.8	221.4	620.9	(451.1)	5,911.0
Selling and administrative expenses	3.5	320.0	14.5	34.2	(49.6)	322.6
Depreciation	—	171.5	8.0	40.7	—	220.2
Total operating costs	3.5	6,011.3	243.9	695.8	(500.7)	6,453.8
Operating profit (loss)	(3.5)	233.4	76.9	57.0	0.6	364.4
Interest expense	—	145.9	—	5.7	—	151.6
Pension and OPEB (income) expense	—	(19.2)	—	—	—	(19.2)
Other (income) expense	—	8.7	(16.4)	(2.9)	4.7	(5.9)
Income (loss) before income taxes	(3.5)	98.0	93.3	54.2	(4.1)	237.9
Income tax expense (benefit)	—	(26.5)	23.3	(2.0)	(1.0)	(6.2)
Equity in net income (loss) of subsidiaries	189.5	65.0	—	0.7	(255.2)	—
Net income (loss)	186.0	189.5	70.0	56.9	(258.3)	244.1
Less: Net income attributable to noncontrolling interests	—	—	—	58.1	—	58.1
Net income (loss) attributable to AK Steel Holding Corporation	186.0	189.5	70.0	(1.2)	(258.3)	186.0
Other comprehensive income (loss)	(50.6)	(50.6)	—	(1.7)	52.3	(50.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$135.4	$138.9	$70.0	$(2.9)	$(206.0)	$135.4

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,755.1	$285.9	$496.3	$(456.8)	$6,080.5
Cost of products sold (exclusive of items shown separately below)	—	5,082.0	197.7	387.2	(413.8)	5,253.1
Selling and administrative expenses	3.7	285.5	13.5	26.9	(44.7)	284.9
Depreciation	—	189.3	7.5	29.2	—	226.0
Asset impairment charge	—	75.6	—	—	—	75.6
Credit for adjustment of liability for transportation costs	—	(19.3)	—	—	—	(19.3)
Total operating costs	3.7	5,613.1	218.7	443.3	(458.5)	5,820.3
Operating profit (loss)	(3.7)	142.0	67.2	53.0	1.7	260.2
Interest expense	—	150.3	—	2.0	—	152.3
Pension and OPEB (income) expense	—	(71.9)	—	—	—	(71.9)
Other (income) expense	—	30.1	(11.4)	(5.4)	3.8	17.1
Income (loss) before income taxes	(3.7)	33.5	78.6	56.4	(2.1)	162.7
Income tax expense (benefit)	—	(29.4)	29.9	(1.8)	(0.9)	(2.2)
Equity in net income (loss) of subsidiaries	107.2	44.3	—	—	(151.5)	—
Net income (loss)	103.5	107.2	48.7	58.2	(152.7)	164.9
Less: Net income attributable to noncontrolling interests	—	—	—	61.4	—	61.4
Net income (loss) attributable to AK Steel Holding Corporation	103.5	107.2	48.7	(3.2)	(152.7)	103.5
Other comprehensive income (loss)	38.5	38.5	—	4.7	(43.2)	38.5
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$142.0	$145.7	$48.7	$1.5	$(195.9)	$142.0

Condensed Balance Sheets
December 31, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$11.8	$0.1	$19.1	$—	$31.0
Accounts receivable, net	—	437.4	25.7	124.1	(9.3)	577.9
Inventory	—	1,214.9	56.0	85.5	(10.2)	1,346.2
Other current assets	—	59.1	0.2	5.9	—	65.2
Total current assets	—	1,723.2	82.0	234.6	(19.5)	2,020.3
Property, plant and equipment	—	6,234.4	199.5	735.0	—	7,168.9
Accumulated depreciation	—	(4,917.2)	(111.3)	(208.5)	—	(5,237.0)
Property, plant and equipment, net	—	1,317.2	88.2	526.5	—	1,931.9
Other non-current assets:
Investment in subsidiaries	(3,108.8)	2,023.7	—	72.0	1,013.1	—
Inter-company accounts	3,260.3	—	1,734.6	—	(4,994.9)	—
Goodwill and intangible assets	—	—	32.8	260.6	—	293.4
Other non-current assets	—	248.6	2.8	93.6	—	345.0
TOTAL ASSETS	$151.5	$5,312.7	$1,940.4	$1,187.3	$(4,001.3)	$4,590.6
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$614.2	$25.4	$70.1	$(4.6)	$705.1
Accrued liabilities	—	276.0	8.8	29.6	—	314.4
Current portion of pension and other postretirement benefit obligations	—	40.7	—	0.3	—	41.0
Total current liabilities	—	930.9	34.2	100.0	(4.6)	1,060.5
Non-current liabilities:
Long-term debt	—	1,968.8	—	—	—	1,968.8
Pension and other postretirement benefit obligations	—	714.8	—	3.0	—	717.8
Inter-company accounts	—	4,513.6	—	558.6	(5,072.2)	—
Other non-current liabilities	—	293.4	2.1	70.7	—	366.2
TOTAL LIABILITIES	—	8,421.5	36.3	732.3	(5,076.8)	4,113.3
Equity (deficit):
Total stockholders’ equity (deficit)	151.5	(3,108.8)	1,904.1	129.2	1,075.5	151.5
Noncontrolling interests	—	—	—	325.8	—	325.8
TOTAL EQUITY (DEFICIT)	151.5	(3,108.8)	1,904.1	455.0	1,075.5	477.3
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$151.5	$5,312.7	$1,940.4	$1,187.3	$(4,001.3)	$4,590.6

Condensed Balance Sheets
December 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22.1	$8.2	$18.3	$—	$48.6
Accounts receivable, net	—	515.4	34.0	95.3	(8.9)	635.8
Inventory	—	1,299.6	53.9	75.6	(9.2)	1,419.9
Other current assets	—	85.5	0.1	11.4	—	97.0
Total current assets	—	1,922.6	96.2	200.6	(18.1)	2,201.3
Property, plant and equipment	—	6,111.1	189.7	668.4	—	6,969.2
Accumulated depreciation	—	(4,785.5)	(102.8)	(169.3)	—	(5,057.6)
Property, plant and equipment, net	—	1,325.6	86.9	499.1	—	1,911.6
Other non-current assets:
Investment in subsidiaries	(3,017.4)	1,931.1	—	68.2	1,018.1	—
Inter-company accounts	3,117.3	—	1,630.7	—	(4,748.0)	—
Goodwill and intangible assets	—	—	32.9	266.0	—	298.9
Other non-current assets	—	54.3	—	49.6	—	103.9
TOTAL ASSETS	$99.9	$5,233.6	$1,846.7	$1,083.5	$(3,748.0)	$4,515.7
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$722.5	$26.2	$55.5	$(3.2)	$801.0
Accrued liabilities	—	251.5	8.7	28.7	—	288.9
Current portion of pension and other postretirement benefit obligations	—	38.4	—	0.3	—	38.7
Total current liabilities	—	1,012.4	34.9	84.5	(3.2)	1,128.6
Non-current liabilities:
Long-term debt	—	1,993.7	—	—	—	1,993.7
Pension and other postretirement benefit obligations	—	827.0	—	2.9	—	829.9
Inter-company accounts	—	4,312.3	—	511.2	(4,823.5)	—
Other non-current liabilities	—	105.6	0.2	28.2	—	134.0
TOTAL LIABILITIES	—	8,251.0	35.1	626.8	(4,826.7)	4,086.2
Equity (deficit):
Total stockholders’ equity (deficit)	99.9	(3,017.4)	1,811.6	127.1	1,078.7	99.9
Noncontrolling interests	—	—	—	329.6	—	329.6
TOTAL EQUITY (DEFICIT)	99.9	(3,017.4)	1,811.6	456.7	1,078.7	429.5
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$99.9	$5,233.6	$1,846.7	$1,083.5	$(3,748.0)	$4,515.7

Condensed Statements of Cash Flows
Year Ended December 31, 2019

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.2)	$114.6	$76.2	$83.6	$(5.3)	$265.9
Cash flows from investing activities:
Capital investments	—	(133.5)	(3.8)	(57.5)	—	(194.8)
Other investing items, net	—	6.6	—	—	—	6.6
Net cash flows from investing activities	—	(126.9)	(3.8)	(57.5)	—	(188.2)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	115.0	—	—	—	115.0
Redemption of long-term debt	—	(152.3)	—	—	—	(152.3)
Inter-company activity	3.9	41.0	(80.5)	30.3	5.3	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(55.6)	—	(55.6)
Other financing items, net	(0.7)	(1.7)	—	—	—	(2.4)
Net cash flows from financing activities	3.2	2.0	(80.5)	(25.3)	5.3	(95.3)
Net increase (decrease) in cash and cash equivalents	—	(10.3)	(8.1)	0.8	—	(17.6)
Cash and equivalents, beginning of year	—	22.1	8.2	18.3	—	48.6
Cash and equivalents, end of year	$—	$11.8	$0.1	$19.1	$—	$31.0

Condensed Statements of Cash Flows
Year Ended December 31, 2018

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.3)	$209.7	$83.1	$83.8	$(9.6)	$364.7
Cash flows from investing activities:
Capital investments	—	(122.9)	(8.1)	(21.0)	—	(152.0)
Other investing items, net	—	0.8	—	(0.7)	—	0.1
Net cash flows from investing activities	—	(122.1)	(8.1)	(21.7)	—	(151.9)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(115.0)	—	—	—	(115.0)
Redemption of long-term debt	—	(12.6)	—	—	—	(12.6)
Inter-company activity	2.5	48.3	(74.0)	13.6	9.6	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(73.7)	—	(73.7)
Other financing items, net	(0.2)	(0.7)	—	—	—	(0.9)
Net cash flows from financing activities	2.3	(80.0)	(74.0)	(60.1)	9.6	(202.2)
Net increase (decrease) in cash and cash equivalents	—	7.6	1.0	2.0	—	10.6
Cash and equivalents, beginning of year	—	14.5	7.2	16.3	—	38.0
Cash and equivalents, end of year	$—	$22.1	$8.2	$18.3	$—	$48.6

Condensed Statements of Cash Flows
Year Ended December 31, 2017

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.5)	$67.3	$73.3	$61.7	$(1.0)	$198.8
Cash flows from investing activities:
Capital investments	—	(131.8)	(5.6)	(15.1)	—	(152.5)
Investment in acquired business, net of cash acquired	—	(360.4)	—	—	—	(360.4)
Other investing items, net	—	4.0	—	0.2	—	4.2
Net cash flows from investing activities	—	(488.2)	(5.6)	(14.9)	—	(508.7)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	450.0	—	—	—	450.0
Proceeds from issuance of long-term debt	—	680.0	—	—	—	680.0
Redemption of long-term debt	—	(848.4)	—	—	—	(848.4)
Debt issuance costs	—	(25.3)	—	—	—	(25.3)
Inter-company activity	5.0	31.2	(64.9)	27.7	1.0	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(79.1)	—	(79.1)
Other financing items, net	(2.5)	—	—	—	—	(2.5)
Net cash flows from financing activities	2.5	287.5	(64.9)	(51.4)	1.0	174.7
Net increase (decrease) in cash and cash equivalents	—	(133.4)	2.8	(4.6)	—	(135.2)
Cash and equivalents, beginning of year	—	147.9	4.4	20.9	—	173.2
Cash and equivalents, end of year	$—	$14.5	$7.2	$16.3	$—	$38.0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our assessment and those criteria, we have determined that, as of December 31, 2019, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on the following page.

Dated:	February 20, 2020	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 20, 2020	/s/ Christopher J. Ross
Christopher J. Ross
Vice President, Treasurer and Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AK Steel Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AK Steel Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 20, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to our Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to our Directors will be set forth under the caption “Election of Directors” in our proxy statement (the “2020 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by our Board of Directors for use at the 2020 Annual Meeting of Stockholders, and such information under that caption is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act, if any, will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2021 Annual Meeting and Nominations of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Ethics for Principal Officers covering our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other persons performing a similar function; a Code of Conduct for Directors, Officers and employees; and Corporate Governance Guidelines. These documents, along with charters of our Audit, Corporate Sustainability, Finance, Management Development and Compensation, and Nominating and Governance Committees, are posted on our website at www.aksteel.com. Any required disclosure of amendments to or waivers of the provisions of the Code of Ethics for Principal Officers or Code of Conduct also will be posted on our website.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which our equity securities are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2020 Proxy Statement and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transactions” and “Board Independence” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2020 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of December 2, 2019, by and among AK Steel Holding Corporation, Cleveland-Cliffs Inc. and Pepper Merger Sub Inc. (incorporated herein by reference to Exhibit 2.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on December 4, 2019).

3.1
Restated Certificate of Incorporation of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Commission on October 25, 2016).

*3.2	By-laws of AK Steel Holding Corporation, as amended and restated as of December 2, 2019.

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

4.1(b)
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

4.1(c)
Seventh Supplemental Indenture, dated as of March 23, 2017, among AK Steel Corporation, as issuer, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 23, 2017).

4.1(d)
Eighth Supplemental Indenture, dated as of August 9, 2017, among AK Steel Corporation, as issuer, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 9, 2017).

4.1(e)
Ninth Supplemental Indenture, dated January 29, 2020, between AK Steel Corporation and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on January 29, 2020).

4.1(f)
Tenth Supplemental Indenture, dated January 29, 2020, between AK Steel Corporation and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on January 29, 2020).

Exhibit Number	Description
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

*4.3	Description of Securities.

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

10.4+
Omnibus Management Incentive Plan, as of May 25, 2017 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 26, 2017).

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

Exhibit Number	Description
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

10.11(a)
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 13, 2017, among AK Steel Corporation, as Borrower, the guarantors named therein, certain financial institutions, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as filed with the Commission on April 29, 2019).

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

10.18+
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

*23.1	Consent of Ernst & Young LLP.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

Exhibit Number	Description
*95.1	Mine Safety Disclosure.

101.Ins	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.Sch	XBRL Taxonomy Extension Schema Document

*101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document

*101.Def	XBRL Taxonomy Extension Definition Linkbase Document

*101.Lab	XBRL Taxonomy Extension Label Linkbase Document

*101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 20, 2020.

AK Steel Holding Corporation
(Registrant)

/s/ Christopher J. Ross
Christopher J. Ross
Vice President, Treasurer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of February 20, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature & Title	Signature & Title

/s/ Ralph S. Michael, III	/s/ Mark G. Essig
Ralph S. Michael, III	Mark G. Essig
Chairman of the Board	Director

/s/ Roger K. Newport	/s/ William K. Gerber
Roger K. Newport	William K. Gerber
Chief Executive Officer and Director	Director

/s/ Christopher J. Ross	/s/ Gregory B. Kenny
Christopher J. Ross	Gregory B. Kenny
Vice President, Treasurer and Interim Chief Financial Officer	Director

/s/ Gregory A. Hoffbauer	/s/ Dwayne A. Wilson
Gregory A. Hoffbauer	Dwayne A. Wilson
Vice President, Controller and Chief Accounting Officer	Director

/s/ Dennis C. Cuneo	/s/ Vicente Wright
Dennis C. Cuneo	Vicente Wright
Director	Director

/s/ Sheri H. Edison	/s/ Arlene M. Yocum
Sheri H. Edison	Arlene M. Yocum
Director	Director