Form 10-K/A
period 2019-12-31
AK STEEL HOLDING CORP
filed 2020-03-10
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed on February 20, 2020 (the “Original Filing”) by AK Steel Holding Corporation, a Delaware corporation (“AK Steel,” the “Company,” “we,” or “us”). We are filing the Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our year ended December 31, 2019. The reference on the cover page of the 2019 Form 10-K to the incorporation by reference of portions of AK Steel Holding Corporation’s definitive proxy statement into Part III of the 2019 Form 10-K is hereby deleted. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Original Filing.

AK Steel Holding Corporation

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors
Set forth below is a summary of relevant biographical information for each of our Directors.

Dennis C. Cuneo
Director Since: January 21, 2008

Age: 70

Current Principal Occupation:
Partner, Washington DC office, Fisher & Phillips LLP; President, DC Strategic Advisors, LLC

Current AK Steel Board Committees:
  • Corporate Sustainability (Chair)
  • Nominating & Governance

Other Public Company Boards:*
Current
• BorgWarner Inc. (2009 - present)

Prior - None

Education:
• Bachelor of Science in Business Administration degree from Gannon College
• Master of Business Administration degree from Kent State University
• Juris Doctor degree from Loyola University

Prior Significant Positions Held:
Senior Vice President of Toyota Motor North America, Inc. from 2000 to 2006; Corporate Secretary and Chief Environmental Officer of Toyota Motor North America, Inc. from 2004 to 2006; and Senior Vice President of Toyota Motor Manufacturing North America from 2001 to 2006.

Other Information:
Serves as the Vice Chair for the Board of Trustees of Loyola University in New Orleans. Served as Board Chairman of the Cincinnati Branch of the Federal Reserve from 2003 to 2004. Former member of the executive committee and chair of the human resources group of the National Association of Manufacturers. Previous gubernatorial appointments in California, Kentucky and Mississippi.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Cuneo brings a wealth of experience in, and a deep understanding of, the automotive industry, our most significant product market and a focus of our corporate strategy, and in government affairs, which has been particularly relevant in the steel industry in recent years. Mr. Cuneo is a former senior executive and officer at Toyota Motor North America, Inc. and Toyota Motor Manufacturing North America. Mr. Cuneo’s Toyota career spanned more than 22 years, during which he was responsible for government relations, environmental affairs, administration, public relations, investor relations, corporate advertising, legal affairs, philanthropy, planning, research, and Toyota’s Latin America Research Group. As one of Toyota’s earliest American manufacturing executives, he was instrumental in the launch of the company’s manufacturing operations in North America, and led Toyota’s site selection team for North America for over ten years. He continues to consult in the automotive industry, and sits on the Boards of BorgWarner Inc., a publicly-traded automotive supplier, and the Center for Automotive Research, a leading auto industry think tank. Thus, he not only brings to the Board his knowledge of the automotive industry and its trends, he also contributes significantly to its expertise and experience in a broad range of Board oversight areas. Mr. Cuneo also is a licensed attorney and has significant experience in trade and government relations, so he is able to provide valuable perspectives on issues facing the Board and our company, particularly with respect to corporate governance, regulatory matters and trade.

________________________

*
Included in this section for Mr. Cuneo, and similarly for all other Directors, are all directorships at public companies and registered investment companies held currently or at any time since January 1, 2015.

Sheri H. Edison
Director Since: August 1, 2014

Age: 63

Current Principal Occupation:
Executive Vice President and General Counsel, AMCOR PLC

Current AK Steel Board Committees:
• Management Development & Compensation
• Nominating & Governance

Other Public Company Boards:
Current - None
Prior - None

Education:
• Bachelor of Arts degree in History and Journalism from the University of Southern California
• Juris Doctor degree from Northwestern University School of Law

Prior Significant Positions Held:
Chief Legal Officer of Bemis Company from 2010 to 2019; Senior Vice President, Chief Administrative Officer and Assistant Secretary of Hill-Rom, Inc. from 2007 to 2010; Vice President, Global Quality System, General Counsel, and Secretary of Hill-Rom, Inc. from 2006 to 2007; Vice President, General Counsel and Secretary of Hill-Rom, Inc. from 2003 to 2007; Vice President and General Counsel and Secretary of Batesville Casket Company, Inc. from 2002 to 2003; Assistant General Counsel of LTV Steel Company from 1999 to 2002.

Other Information:
Member of Board of Directors of American Family Insurance Mutual Holding Company, Member, National Association of Corporate Directors (NACD) and NACD Fellow; Member of Board of Directors of Fox Valley Community Foundation; Alumnae, DirectWomen Board Institute; Member of Board of Directors of the Waisman Center, University of Wisconsin, Madison.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Ms. Edison brings valuable knowledge and insight to the Board as a current executive officer of a large, publicly-traded manufacturer, as well as by virtue of her prior steel industry experience. As Executive Vice President and General Counsel of AMCOR PLC, she is able to share with the Board her experience and acumen dealing with the contemporary, evolving issues present in a complex, global manufacturer. In addition, Ms. Edison’s service at Amcor and her prior roles in the legal department of other large manufacturing companies enables her to contribute a broad and deep understanding of the dynamic environment with respect to the legal, regulatory, enterprise risk and corporate governance issues that we regularly face. Ms. Edison also brings direct knowledge and experience from the steel industry, having previously served in a senior management position with LTV Steel Company.

Mark G. Essig	Director Since: November 1, 2013 Age: 62 Current Principal Occupation: President and Chief Executive Officer, Phoenix Services LLC Current AK Steel Board Committees: • Finance (Chair) • Audit	Other Public Company Boards: Current - None Prior - None Education: • Bachelor degree from Loyola University • Master of Business Administration degree from the University of Illinois

Prior Significant Positions Held:
Chief Executive Officer of FKI Security Group from 2012 to 2018. Chief Executive Officer of RathGibson LLC from 2011 to 2012; President and CEO of Sangamon Industries LLC from 2008 to 2011; Chief Executive Officer of Aviation, Power & Marine, Inc. from 2009 to 2010; President and CEO of Barjan LLC from 2002 to 2008; Chief Executive Officer, President and Chairman of the Board of GS Industries from 1998 to 2002; held several positions at AK Steel, including Executive Vice President-Operations and Sales from 1997 to January 1998, Executive Vice President-Sales 1994 to 1997, Vice President-Sales and Marketing from 1992 to 1994 and Assistant to CEO and Vice President-Human Resources in 1992; Chief Financial Officer of Washington Steel Corporation from 1990 to 1992 and Vice President-Finance and Administration from 1988 to 1990.

Other Information:	Serves on the Board of Directors of Phoenix Services LLC. Served on the Board of Directors of Steel Technologies from 2002 to 2008.

Narrative Description of Experience, Qualifications, Attributes and Skills:
As a current and former chief executive of several companies, Mr. Essig brings to the Board the perspective of a leader facing a dynamic business environment on a daily basis. As President and CEO of Phoenix Services, a leading international supplier of various services to steel companies around the world, Mr. Essig has an in-depth understanding of the domestic and global steel industry and the key trends shaping the business. He is an accomplished senior operating executive with a wealth of finance, sales and management experience in a number of diverse industries, including significant experience with manufacturing businesses. In addition to his current leadership role at Phoenix Services, he previously served as an executive officer of AK Steel and Washington Steel, and therefore brings to the Board a deep understanding of the industry and its challenges and opportunities. Mr. Essig is one of the Board’s “audit committee financial experts.” Mr. Essig also has experience heading various portfolio companies of private equity firms, where he maintained a keen focus on operational efficiency and maximizing shareholder value.

William K. Gerber	Director Since: January 1, 2007 Age: 66 Current Principal Occupation: Managing Director, Cabrillo Point Capital LLC Current AK Steel Board Committees: • Audit (Chair) • Finance
Other Public Company Boards:
Current
• Wolverine World Wide, Inc. (2008 - present)

Prior
• Kaydon Corporation (2007 - 2013)

Education:
• Bachelor of Science in Economics degree from the Wharton School at the University of Pennsylvania
• Master of Business Administration from the Harvard Graduate School of Business Administration

Prior Significant Positions Held:
Executive Vice President and Chief Financial Officer of Kelly Services, Inc. from 1998 to 2007; Vice President-Finance from 1993 to 1998 and Vice President-Corporate Controller from 1987 to 1993 of L Brands Inc. (f/k/a The Limited Brands Inc.)

Other Information:	Member, National Association of Corporate Directors (NACD); served on the Board of Directors of Brylane, L.P. from 1993 to 1997.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Gerber brings an impressive background in corporate finance and accounting to AK Steel’s Board. Mr. Gerber currently is Managing Director of Cabrillo Point Capital LLC, a private investment fund. Prior to that, he was Executive Vice President and Chief Financial Officer of Kelly Services, Inc., a global staffing solutions company. Prior to joining Kelly Services, Mr. Gerber held senior management positions in corporate finance for The Limited, Inc. By virtue of these and other positions, Mr. Gerber is one of the Board’s “audit committee financial experts.” He thus contributes a broad and keen understanding of complex financial and accounting matters to the Board and its Audit Committee, which he chairs. The Board also benefits from Mr. Gerber’s membership on the audit committee of Wolverine World Wide, Inc., as he is able to share best practices and ideas learned and developed during his service on that committee.

Gregory B. Kenny
Director Since: January 1, 2016

Age: 67

Current Principal Occupation:
Retired Chief Executive Officer and President of General Cable Corporation

Current AK Steel Board Committees:
• Finance
• Management Development and Compensation

Other Public Company Boards:
Current
• Cardinal Health, Inc. (2007 - present)
• Ingredion Incorporated (2005 - present)

Prior
• General Cable Corporation (1997 - 2015)

Education:
• Bachelor of Science, Business Administration degree from Georgetown University
• Master of Business Administration degree from The George Washington University
• Master of Public Administration from Harvard University

Prior Significant Positions Held:
Chief Executive Officer and President of General Cable Corporation from 2001 to 2015, President and Chief Operating Officer of General Cable from 1999 to 2001, and Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. Previously held executive level positions at Penn Central Corporation and began his career as a Foreign Service officer with the United States Department of State.

Other Information:
Served on the Board of Directors of IDEX Corporation from 2002 to 2007; Director of The Federal Reserve Bank of Cleveland, Cincinnati branch, from 2009 to 2014; Former Member of the Board of Governors of the National Electrical Manufacturers Association, Former Member of the Board of Directors of the Cincinnati Museum Center and Former Member of the Board of Big Brothers / Big Sisters of Greater Cincinnati.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Kenny is the retired Chief Executive Officer and President of General Cable Corporation, a global manufacturer and distributor of wire and cable products (which itself was publicly-traded prior to being acquired by Prysmian Group in 2018). Having run a large, complex, publicly-traded manufacturing company whose business is similar in many ways to our own, Mr. Kenny provides the Board with a deep and broad understanding of the most significant factors affecting AK Steel’s business. His leadership experience at General Cable also enables him to share unique insights on key trends and emerging issues to help enhance our focus on driving shareholder value. In addition, Mr. Kenny serves as Non-Executive Chair of two other public company boards: Cardinal Health, Inc., a Fortune 20 global healthcare services and products company, and Ingredion Incorporated, a Fortune 500 global ingredients solutions company. Mr. Kenny’s leadership of and experience on the boards of directors of other large, sophisticated international businesses allow him to share best practices on matters including strategic transactions, corporate governance, management succession, executive compensation, risk management and other key areas of Board oversight.

Ralph S. Michael, III
Director Since: July 20, 2007

Age: 65

Current Principal Occupation:
Chairman, Fifth Third Bank, Greater Cincinnati Region; Non-Executive Chairman of our Board of Directors

Current AK Steel Board Committees:
• Management Development & Compensation (Chair)
• Nominating and Governance

Other Public Company Boards:
Current
• Arlington Asset Investment Corporation (2006 - present)

Prior
• Key Energy Services Inc. (2003 - 2016)

Education:
• Bachelor of Arts degree in economics from Stanford University
• Master of Business Administration degree from the University of California at Los Angeles (UCLA) Graduate School of Management

Prior Significant Positions Held:
President and Chief Operating Officer of the Ohio Casualty Insurance Company from 2005 until its sale in 2007; Executive Vice President and Manager of West Commercial Banking for U.S. Bank, National Association, and Executive Vice President and Manager of Private Asset Management for U.S. Bank, from 2004 to 2005; President of U.S. Bank Oregon from 2003 to 2005; Executive Vice President and Group Executive of PNC Financial Services Group, with responsibility for PNC Advisors, PNC Capital Markets and PNC Leasing, from 2001 to 2002; Executive Vice President and Chief Executive Officer of PNC Corporate Banking from 1996 to 2001.

Other Information:
Serves as Vice Chairman for the Cincinnati Center City Development Corporation. Serves on the board of directors of The Cincinnati Bengals, Inc., CSAA Insurance Exchange and AAA Auto Club Alliance. Serves as Vice Chair of the Board of Trustees of Xavier (OH) University. Serves as Vice Chairman of the Board of Trustees of TriHealth, Inc. and on the board of trustees of the Cincinnati Chapter of The American Red Cross.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Michael brings a strong business, banking and financial background to the Board. Mr. Michael has held executive level positions with several companies in the insurance and financial sectors, including in his current capacity as Chairman, Fifth Third Bank, Greater Cincinnati Region. Previously, Mr. Michael held various executive and management positions with Fifth Third Bank, Ohio Casualty Insurance Company, U.S. Bank and PNC Financial Services Group. His experience and background also enable him to provide valuable insights on a variety of Board oversight matters, including complex banking and financial issues. In addition, the Board and Management benefit from the experience and knowledge Mr. Michael provides from service on other public company boards. These include capital markets and finance matters as a former director for FBR & Co. and energy-related issues as a former member of the board and former Lead Director of Key Energy Services, Inc.

Roger K. Newport	Director Since: January 1, 2016 Age: 55 Current Principal Occupation: Chief Executive Officer of AK Steel Holding Corporation Current AK Steel Board Committees: • None
Other Public Company Boards:
Current
• Alliant Energy (2018 - present)

Prior - None

Education:
• Bachelor of Science degree in accounting from the University of Cincinnati
• Master of Business Administration degree from Xavier University

Prior Significant Positions Held:
Executive Vice President, Finance and Chief Financial Executive Officer from May 2015 to December 2015; Senior Vice President, Finance and Chief Financial Officer since 2014; Vice President, Finance and Chief Financial Officer since 2012. Prior to that, Mr. Newport served in a variety of other capacities since joining us in 1985, including Vice President-Business Planning and Development, Controller and Chief Accounting Officer, Assistant Treasurer, Investor Relations, Manager-Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Other Information:
Serves as a member of the University of Cincinnati Lindner College of Business Advisory Council, as Chairman of the Board of Directors of the American Iron and Steel Institute, as a member of the Executive Board of the World Steel Association, and as a member of the Steel Market Development Institute CEO Group.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Newport is our Chief Executive Officer. He began his career with us in 1985 in the accounting department and quickly advanced through a number of increasingly responsible finance, sales and marketing roles at the corporate headquarters and at Middletown Works. He has broad and deep experience with our business, serving in a variety of officer-level roles. These roles began with Mr. Newport being elected Controller, then progressed to Chief Accounting Officer. Later, Mr. Newport was named Vice President, Business Planning and Development, and Vice President, Finance and Chief Financial Officer. In 2014, he was named Senior Vice President, Finance and Chief Financial Officer, and Executive Vice President, Finance and Chief Financial Officer in 2015. His long and varied tenure with us provides him with comprehensive knowledge of our business and the steel industry generally. In addition, Mr. Newport provides insight into the broader industry as Chairman and member of the Board of Directors of the American Iron and Steel Institute and the World Steel Association, and member of the Steel Market Development Institute CEO Group. As the only Director on the Board who is also a member of Management, he is able to provide the Board with an “insider’s view” of all facets of our business. Mr. Newport constantly engages with employees at multiple levels, and through his communication, experience and leadership skills provides the Board with valuable input and acumen.

Dwayne A. Wilson
Director Since: January 9, 2017

Age: 61

Current Principal Occupation:
Retired, Senior Vice President, Fluor Corporation

Current AK Steel Board Committees:
• Nominating & Governance
• Corporate Sustainability
Other Public Company Boards: Current • Ingredion Incorporated (2010 - present) Prior - None Education: • Bachelor of Science degree in Civil Engineering from Loyola Marymount University, Los Angeles, CA

Prior Significant Positions Held:
Senior Vice President of Fluor Corporation from 2014 to 2016; President and Chief Executive Officer of Savannah River Nuclear Solutions, LLC from 2011 to 2014; Group President, Fluor Industrial from 2007 to 2011; President, Fluor Mining & Minerals from 2003 to 2007; President, Fluor Commercial and Industrial Institutional from 2002 to 2003.

Other Information:
Serves as a trustee of the Fluor Foundation and serves on the Board of Trustees of the Greenville (SC) Health System; serves as a Fellow for the National Association of Corporate Directors; past director of the Urban League of Upstate South Carolina; served as Chairman of the Engineering and Construction Contracting Association from 2002 to 2006.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Wilson is a retired Senior Vice President of Fluor Corporation. He gained a wide array of experience with different industries and in varied global geographies during his distinguished 35-year career with Fluor, an international, publicly-traded professional services company providing engineering, construction, commissioning, project management and other services to companies around the world. Much of Mr. Wilson’s experience at Fluor was serving manufacturing and raw materials companies with businesses facing similar issues, risks and opportunities to AK Steel. He also served as President and Chief Executive Officer of Savannah River Nuclear Solutions, LLC, the managing and operating contractor of the U.S. Department of Energy’s Savannah River Site, including the Savannah River National Laboratory. In this position, Mr. Wilson gained multi-faceted experience, including navigating complex government regulations and managing a significant workforce in challenging circumstances. He is also a civil engineer, which enables him to provide the Board and Management with a unique, valuable perspective on operational matters.

Vicente Wright
Director Since: November 1, 2013

Age: 67

Current Principal Occupation:
Retired President and Chief Executive Officer of California Steel Industries

Current AK Steel Board Committees:
• Audit
• Corporate Sustainability
Other Public Company Boards: Current - None Prior - None Education: • Bachelor degree in marketing from Marquette University

Prior Significant Positions Held:
President and Chief Executive Officer of California Steel Industries from 2008 to 2012; director of iron ore and pellet sales for VALE SA from 2007 to 2008; President and CEO of Rio Doce America Inc. and Rio Doce Limited, subsidiaries of VALE SA, from 2004 to 2006; President and CEO of California Steel Industries from 2003 to 2004, and Executive Vice President, Finance and CFO from 1998 to 2003.

Other Information:
Former Chairman and former member of the board of directors for Children’s Fund; former member of the board of directors of American Iron and Steel Institute; former Chairman of California Steel Industries; former board member of Acominas steel mill in Brazil; former board member of CSN steel mill in Brazil; former Chairman and board member of Nova Era Silicon ferro silicon mill in Brazil; and former board member of SEAS ferro manganese mill in France.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Mr. Wright’s extensive experience in the steel, iron ore and related industries enables him to contribute a wealth of strategic and operational knowledge with respect to key issues affecting us. As a former Chief Executive Officer of another major steel company, he is able to provide valuable insights into the current challenges and opportunities for our business. In addition, by virtue of his experience working for one of the world’s largest iron ore producers, he is able to provide guidance with respect to significant trends and emerging issues pertaining to one of our most significant raw materials. Having served as an executive for several large international metals and mining companies, he brings to the Board a global and diverse perspective to our business. Mr. Wright is one of the Board’s “audit committee financial experts.” Mr. Wright also is multi-lingual and has worked in various regions of the world throughout his distinguished career.

Arlene M. Yocum
Director Since: January 9, 2017

Age: 62

Current Principal Occupation:
Retired, Executive Vice President and Managing Executive of Client Service, PNC Asset Management

Current AK Steel Board Committees:
• Audit
• Finance
• Management Development & Compensation

Other Public Company Boards:
Current - None

Prior
• Key Energy Services, Inc. (2007 - 2016)

Education:
• Bachelor of Arts degree in Economics and Political Science from Dickinson College
• Juris Doctor degree from Villanova School of Law

Prior Significant Positions Held:
Executive Vice President and Managing Executive of Client Service, PNC Asset Management from 2003 to 2016; Executive Vice President of the Institutional Investment Group, PNC Asset Management from 1998 to 2003; Director, PNC Private Bank from 1995 to 1998.

Other Information:
Serves on the board of Glenmede Trust Company; serves on the board of the Community College of Philadelphia Foundation; served on the board of LaSalle College High School; previously served as trustee of Pierce College and the Philadelphia Bar Foundation; Member, National Association of Corporate Directors (NACD) and Vice Chair of NACD Philadelphia Chapter.

Narrative Description of Experience, Qualifications, Attributes and Skills:
Ms. Yocum brings extensive business and management experience to the Board, drawing from her distinguished career in the financial services industry and from her prior service on several other public company boards. As a former executive at PNC Bank, including heading the bank’s Client Sales and Service for PNC’s Asset Management Group, she contributes expertise in a variety of investment and finance areas. Ms. Yocum has also served on, and assumed leadership roles with, multiple other public company boards of directors, including chairing audit committees and a special committee overseeing a complex government investigation. Our Board benefits from this deep and varied board and committee experience, as she is able to share best practices and lesson-learned from other companies. Ms. Yocum is one of the Board’s “audit committee financial experts.” In addition, Ms. Yocum has former board experience with an energy services company, through which she acquired and shares with the Board a broad understanding of the energy industry, which is important in light of the fact that energy is and will always be a vital input and significant expense for our business.

 Audit Committee
The Audit Committee currently has four members consisting of Messrs. Gerber (chair), Essig and Wright and Ms. Yocum. At its March 2019 meeting, the Board of Directors determined that all of the members of the Audit Committee are financially literate and that Ms. Yocum and each of Messrs. Essig, Gerber and Wright is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board further determined that each member of the Audit Committee satisfies the independence requirements of the New York Stock Exchange (“NYSE”) Listed Company Manual Sections 303A.02, 303A.06 and 303A.07 and Rule 10A-3 of the Exchange Act. The Audit Committee and each of its members also satisfy all other applicable requirements of those provisions.

Executive Officers
Information on our executive officers is shown in Item 1 of the Original Filing under Information about our Executive Officers, which is incorporated herein by reference.

Code of Ethics
The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics for AK Steel Directors, Officers and Employees, and Code of Ethics for Principal Officers of AK Steel, are posted on our website at www.aksteel.com.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS (“CD&A”)

Summary of 2019 Pay-For-Performance Executive Compensation Program

•
Pay-for-performance is the foundational principle of our executive compensation program. Our Board of Directors and its Management Development and Compensation Committee (“Committee”) evaluate each major executive compensation decision as to whether it incentivizes executive management to create long-term value for our stockholders.

•
In 2019, we made significant capital investments to strengthen the company for the long-run, including a major planned outage that we expect to lower our steelmaking costs at Dearborn Works and the construction of a new Precision Partners facility to grow our market position and capabilities in automotive stamping and complex assembly. While we expect these investments will benefit the company in future years, steel market conditions proved challenging and pressured our financial performance in 2019. We generated $92 million of net income under the terms of the Omnibus Management Incentive Plan (“OMIP). As a result, under our annual performance-based incentive plan (the “Annual Plan”), the Named Executive Officers (“NEOs”) earned awards at approximately 34% of target (approximately 17% of maximum) for 2019. This included the NEOs receiving 0% of the financial component of the Annual Plan.

•
Under our long-term performance-based incentive plan (the “Long-Term Plan,” which reference is to the Long-Term Performance Plan for performance periods beginning prior to 2018 and to the OMIP for periods beginning in 2018 or after), our three-year cumulative adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 2017 to 2019 performance cycle of $1,466 million exceeded the target goal, but fell short of the maximum goal, as the NEOs earned awards under the Long-Term Plan at approximately 122% of target (approximately 61% of maximum). During this three-year period, Management stabilized the company and undertook strategic actions to enhance margins and improve our financial performance through the cycle.

•	In January 2019, the Committee proactively incorporated the following significant pay-for-performance enhancements to further strengthen management’s alignment with our stockholders by:

○	reducing all NEO equity grant values for 2019 by 30% to 35%, depending on the particular NEO;

○	further increasing the stock component of the Long-Term Plan to 50% stock from 30%;

○
applying the aforementioned 30% to 35% reduction in 2019 NEO equity grant values to the 50% stock-denominated portion of the Long-Term Plan, thereby reducing the value of this component of NEO compensation; and

○	not increasing base salaries or target cash compensation for most NEOs in 2019, including the Chief Executive Officer (“CEO”) and the President and Chief Operating Officer (“COO”).

In addition, (i) nearly all outstanding stock options were “underwater” (i.e., below the respective option exercise prices) as of December 31, 2019, and (ii) none of the performance share grants for the 2017 - 2019 performance period were earned based on the stock price as of the end of the three-year performance period on December 31, 2019.

I.	Overview of AK Steel Executive Compensation Program
Key Executive Compensation Program Elements
The key elements of our executive compensation program for our Executive Officers are:

•	base salary;

•	Annual Plan awards under the OMIP;

•	Long-Term Plan awards under the OMIP (which replaced the Long-Term Performance Plan in 2017 for three-year performance periods beginning in 2018);

•	awards of stock options, restricted stock and performance shares under our Stock Incentive Plan (“Stock Plan”); and

•	certain employee benefits and post-employment benefits.
Named Executive Officers
For purposes of this CD&A, the term “NEOs” refers to the following in reference to 2019:

•	Roger K. Newport - CEO

•	Kirk W. Reich - President and COO

•	Christopher J. Ross - Vice President, Finance, Treasurer and Interim Chief Financial Officer (“CFO”)

•	Joseph C. Alter - Vice President, General Counsel and Corporate Secretary

•	Scott M. Lauschke - Vice President, Sales and Customer Service

•	Jaime Vasquez - Former Vice President, Finance and Chief Financial Officer (retired November 30, 2019)

II.	Discussion and Analysis of Executive Compensation Program
Set forth below is a more detailed description of our executive compensation program, organized in a question-and-answer format.
Who has the direct responsibility for determining executive compensation?
Discussion: The Committee has the direct responsibility for determining the compensation of our Executive Officers and is also responsible for overseeing our policies and programs for succession planning and the development of other senior Management personnel. When the Committee deems it appropriate, it may, in its discretion, seek ratification of its determinations by the Board. The Committee also is responsible for establishing, and periodically reviewing, our executive compensation philosophy and policies and, as appropriate, will recommend changes to the Board.
Committee Membership
The Committee is comprised entirely of Directors who have been determined by the Board of Directors to meet the independence standards of the Securities and Exchange Commission (“SEC”) and the NYSE. Each member of the Committee currently is also an “outside” Director for purposes of Section 162(m) of the Internal Revenue Code. There currently are four members of the Committee. They are Mmes. Edison and Yocum and Messrs. Kenny and Michael, who is Chair of the Committee and also serves as our Non-Executive Chair of the Board.
Committee Charter and Responsibilities
The general function of the Committee is to oversee our policies and program with respect to executive compensation, succession planning and the development of senior Management personnel. The Committee operates under a written charter reviewed and approved by our full Board of Directors. The Committee’s Charter describes its specific responsibilities and is available at www.aksteel.com.
Committee Support and Use of Independent Executive Compensation Consultant
In discharging its responsibilities, the Committee is empowered to inquire into any matter that it considers appropriate to carry out its responsibilities. The Committee has the power to retain outside counsel and compensation consultants or other advisors to assist it in carrying out its responsibilities. We are required to, and do, provide adequate resources to support the Committee’s activities, including compensation of the Committee’s counsel, compensation consultant and other advisors. The Committee has the sole authority to retain, compensate, direct, oversee and terminate such counsel, compensation consultants, and other advisors hired to assist the Committee and all such advisors are ultimately accountable to the Committee.
The Committee engages an independent executive compensation consultant who reports directly to the Committee to assist it in designing the executive compensation program, as well as determining executive compensation for any given year. In connection with the 2019 executive compensation program, the Committee retained Frederic W. Cook & Co. (“FW Cook”) as its independent consultant for executive compensation matters. As appropriate, the Committee’s consultant also works with Management on behalf of the Committee, in particular with Ms. Stephanie S. Bisselberg, our Vice President, Human Resources, to develop internal compensation data and to implement compensation policies, plans and programs. The consultant, at the Committee’s request, also works with the CEO to assist him in developing his recommendations to the Committee for non-CEO Executive Officer compensation packages. The consultant provides analytical assistance and data to the Committee on the design, implementation and evaluation of our compensation program for Executive Officers. This includes providing assistance to the Committee in identifying similarly-situated companies to be included in a peer group to be used to develop competitive data. That data is used as one reference point of many in the annual determination of base salary and cash- and equity-based incentives. The consultant also periodically compiles relevant market data to supplement the peer group data. The consultant further assists the Committee in developing, evaluating and administering incentive plans, agreements addressing post-termination benefits, and other ongoing compensation-related arrangements or benefits. On request, the consultant also provides services to the Board and the Nominating and Governance Committee on Director compensation matters. Except as described above, the consultant does not provide any other services to us.
The Committee annually assesses the performance and independence of its compensation consultant. For 2019, the Committee determined that FW Cook is independent and that its engagement does not present any conflicts of interest, having considered various factors, including, without limitation, the following: (1) the amount of fees received by FW Cook from us is less than 1% of FW Cook’s total revenue; (2) FW Cook has adopted policies and procedures which appear to be reasonably and effectively designed to prevent conflicts of interest; (3) neither FW Cook nor any member of its consulting team serving us owns any of our stock or an equity derivative thereof; (4) FW Cook does not provide any services to us other than as described in this Annual Report on Form 10-K/A in its capacity as an independent advisor with respect to Executive Officer and Director compensation; and (5) after reasonable and appropriate inquiry, we have not identified any business or personal relationships between FW Cook and any of our Executive Officers or any member of the Committee. After reviewing these and other factors. FW Cook also separately determined, and affirmed in a written statement delivered to the Chair of the Committee, that it is independent and that its engagement does not present any conflicts of interest.

What is our compensation philosophy?
Discussion: The Committee believes that a well-designed executive compensation program includes both annual and long-term performance incentives. While annual incentive awards are an important factor in motivating executives for the short-term, the Committee believes that long-term incentives reduce the impact of volatility in business conditions on the performance-related components of the executive compensation program and also establish a stronger link between the executives’ earnings opportunity and our long-term financial performance and growth. Consistent with these principal objectives, a significant portion of the overall compensation package for each of our NEOs and other Executive Officers includes components that link the executive’s compensation to our performance.
The Committee designs our compensation program to reward superior performance and to provide financial consequences for falling short of targeted performance. Consistent with that design objective, and the goal of attracting, motivating and retaining executives of high caliber and ability who will drive our success, the Committee attempts to establish a fair and reasonable target compensation level for each NEO and other Executive Officer that reflects not only individual performance, but also is competitive relative to the Executive Officer’s internal and external individual peers. The percentage of total compensation that is performance-based generally increases with the level of seniority and/or responsibility of the executive. There is no set formula or policy, however, regarding the allocation between performance-based and non-performance-based compensation. Nor is there any set formula or policy for the allocation between cash and non-cash compensation. In general, the Committee aims to set annual target total direct compensation levels at or near the market median for similarly-situated executive officers at peer group and/or other comparable companies. However, individual Executive Officer positioning may be above or below the median depending on Executive Officer-specific factors, such as performance, tenure, criticality to the Company and other relevant items.
Did the Committee make any significant structural changes to the executive compensation program?
Discussion: Yes. During each year, the Committee periodically reviews the effectiveness and competitiveness of our executive compensation program. The Committee engages in this review with the help of FW Cook, who provides data that enables the Committee to compare our program, as well as the specific compensation packages of each of our Executive Officers, to our peers and other relevant benchmarking and market data. In addition, every three years the Committee periodically engages in a more comprehensive “deep dive” review of the program. With the assistance of FW Cook, the Committee reviews the design of each of our incentive and retirement plans for our NEOs, other Executive Officers and other members of senior Management, evaluates them in the context of our peer group, market data and recent executive compensation trends as provided by FW Cook, and considers the views, perspectives and policies of our largest stockholders, proxy advisory firms and other significant third party stakeholders. At its January 2019 meeting, the Committee evaluated our executive compensation program and assessed additional changes to the program (with the approval of or ratification from the Board, as applicable) aimed at increasing Management’s alignment with our stockholders’ interests. The Committee implemented two significant changes to the program in 2019:

•
Further bolstering the stock component of the long-term incentive plan - In order to further align Management and stockholder interests in creating value over the long run, the Committee increased the equity component for Executive Officers’ long-term incentive compensation to 50% denominated in AK Steel stock and 50% denominated in cash.

•
Dramatically reducing the value of 2019 equity awards to Executive Officers - The Committee reduced the 2019 equity grant values to all Executive Officers, including the NEOs, by 30% to 35%, depending on the particular officer. This 30% to 35% reduction in 2019 NEO equity grant values also applied to the 50% stock denominated portion of the Long-Term Plan, thereby reducing the value of this component of NEO compensation.

Finally, although not a change to the compensation program’s design per se, the Committee elected not to increase the 2019 base salaries or target cash compensation for most NEOs, including the CEO and the President and COO.
What specific governance policies and practices do we have that impact executive compensation?
Discussion: We believe that we observe all of the principal best practices for similarly situated companies. Set forth below is a brief description of these principal policies that impact executive compensation.
Policy against Re-Pricing or Replacing Underwater Options
We have long had a practice of not re-pricing or replacing stock options when our stock is at a price below which such options are exercisable. We first formalized this practice into a policy in January 2012. The policy was incorporated at that time in our Corporate Governance Guidelines. Those guidelines are available on our website at www.aksteel.com. Our stockholders have approved our Stock Plan, which also explicitly prohibits, in the absence of stockholder approval, the re-pricing or replacing of outstanding options.
Compensation Clawback Policy
The Board has adopted a compensation clawback policy, which provides that we may recoup cash and equity of performance-based incentive compensation from officers covered by the policy if the Board determines that the officer has engaged in knowing or intentional fraudulent or illegal conduct that resulted in the achievement of financial results or the satisfaction of performance metrics that increased the amount of such compensation.

Stockholder Approval of Certain Severance Agreements with Senior Executives
The Board also has adopted a policy concerning stockholder approval of certain severance agreements with our senior executives, including our NEOs. That policy provides that the Board should seek stockholder approval or ratification of severance agreements with our senior executives if such agreements require payment of benefits attributable to severance in an amount exceeding 2.99 times the sum of the senior executive’s annual base salary plus annual and long-term incentive awards payable for the then-current calendar year. For purposes of this policy, the term “severance agreement” means an employment agreement, retirement agreement or change-of-control agreement which contains a provision for payment of benefits upon severance of employment with us, as well as renewals, modifications or extensions of such agreements. The term “senior executive” means the CEO, President and COO, CFO, principal accounting officer and any of our Vice Presidents. The term “benefits” means lump-sum cash payments (including cash payments in lieu of medical benefits) and the estimated present value of future periodic cash payments to be paid to a senior executive in excess of what he or she otherwise would be entitled to receive under the terms of any qualified or non-qualified pension or employee benefit plan.
Stock Retention Guidelines for Executive Officers
In January 2017, the Board, at the recommendation of the Committee, adopted enhanced stock retention guidelines for Executive Officers to replace the prior guidelines. The adoption of the stock retention guidelines was principally motivated by the desire to implement a more modern design that provides some additional flexibility to the Executive Officers while maintaining the linkage between their interests and those of stockholders by requiring a minimum level of stock ownership. The stock retention guidelines require each Executive Officer to retain 50% of the “Net Profit Shares” (as defined below) resulting from stock option exercises and/or vesting of other stock-based awards until they reach their required stock ownership level. “Net Profit Shares” are the shares remaining after payment of the option exercise price and taxes owed upon exercise of stock options, vesting of restricted stock, and vesting of performance shares. Each Executive Officer’s compliance with the Policy is determined as of December 31 of each year by comparing (i) the required stock ownership level, which is equal to the Executive Officer’s base salary multiple as of December 31, multiplied by the Officer’s annual base salary as of December 31; and (ii) the Executive Officer’s year-end stock ownership level, which is the stock they owned as of December 31, multiplied by our average month-end closing stock price for the twelve months of that year. The stock ownership levels, expressed as a multiple of annual base salary, are as follows:

Position	Stock Ownership Level
CEO	3x
President and COO	2x
CFO	1.5x
Other Executive Officers	1x
The policy requires Management to provide annual updates to the Committee on each Executive Officer’s progress toward achievement of and compliance with the retention ratio. Currently, each of the NEOs is in compliance with the stock retention guidelines.
Policy Prohibiting Insider Trading, Hedging Transactions and Pledging of Securities
We have long had a formal policy that prohibits all Directors and employees, including the Executive Officers, who have material, non-public information about us from trading in our securities. The policy also explicitly prohibits all employees from engaging in hedging or monetization transactions, pledging our securities as collateral for loans, holding our securities in margin accounts and engaging in short sales. In March 2018, we revised our Insider Trading and Anti-Hedging Policy to expressly include knowledge of a major cybersecurity event as a potential item of material non-public information that would preclude trading in AK Steel securities.
How does the Committee determine executive compensation?
Discussion:
Use of Competitive Data in the Compensation Determination Process
Each year, the Committee’s executive compensation consultant develops competitive compensation data based upon publicly available information from a peer group of comparable companies, as well as other general industry survey data. The Committee relies upon and considers this information as a factor in its determination, and although the Committee generally targets the median compensation for its NEOs and Executive Officers with individuals with similar roles and responsibilities at peer group companies, it does not have a policy or practice of utilizing a particular market compensation percentile as a benchmark for purposes of determining compensation levels for the various components of executive pay. The Committee principally uses this competitive data as one factor for assessing the reasonableness of any compensation package the Committee is considering for an Executive Officer. In addition, this peer group data enables the Committee to better understand what competitors or other potential employers may pay to entice away an existing Executive Officer and what we must pay to attract and retain new Executive Officers, thereby assisting the Committee with its goal of attracting and retaining executives of high caliber to drive strong company performance.

Peer Companies
The competitive data used by the Committee include compensation data from a peer group of industrial companies with sales, size and scope reasonably comparable to us, as well as other large publicly-owned, United States-based companies in the steel industry. Among other factors, the members of this peer group are selected because we directly or indirectly compete with them for employees, business, capital and/or investors, whether as a result of the peer company’s status as an industry competitor or as a manufacturing company with a similar range of market capitalization, geographic location, manner of operations, and/or other relevant characteristics.
The Committee periodically reviews and discusses our peer group in detail, with the assistance of FW Cook, to evaluate whether it remains reasonable and appropriate. The Committee used this peer group in January 2019 for purposes of determining 2019 target compensation levels. It consisted of the following companies:

Alcoa Inc.	Reliance Steel & Aluminum Co.
Allegheny Technologies Incorporated	Schnitzer Steel Industries, Inc.
Carpenter Technologies Inc.	Steel Dynamics, Inc.
Cleveland-Cliffs Inc.	The Timken Company
Commercial Metals Company	Trinity Industries Inc.
Huntsman Corporation	United States Steel Corporation
Meritor Inc.	Worthington Industries, Inc.
Nucor Corporation
Use of Tally Sheets
The Committee utilizes a presentation similar to tally sheets to review the amounts payable under each element of an NEO’s compensation, as well as the aggregate value of such compensation, in the event of a circumstance that would trigger payment of post-termination compensation in connection with a change-of-control of the company. This presentation is prepared by our executive compensation consultant, with the assistance of our independent outside actuary.
Key Factors Considered by the Committee During the 2019 Compensation Process
As part of its normal deliberative process for the compensation of each of the Executive Officers, including the CEO and other NEOs, the Committee considered a number of factors in establishing 2019 base salaries, selecting performance-based incentives, and determining target total direct compensation. Some of the principal factors evaluated by the Committee were the following:

•
a report prepared by FW Cook that, among other things, analyzed competitive peer group and market compensation data to assess executive target total direct compensation levels and annual share usage / burn rate, total overhang and aggregate costs related to long-term incentive awards;

•	the need to retain and motivate Executive Management to maximize long-term shareholder value, deliver improved financial results and compete effectively;

•	the Board’s evaluation of each Executive Officer’s individual experience and performance and his or her relative contribution to the Company’s performance;

•	the performance of our common stock and other publicly-traded securities in recent periods;

•	our financial performance in 2018, projected financial performance in 2019 and projections of financial performance over the next several years;

•	our financial, quality, safety and environmental performance in 2018 and the trends associated with these performance metrics in recent years;

•	the highly competitive nature of the steel industry;

•
quantitative and qualitative data as to the target total direct compensation and mix of compensation components for individuals with the same or similar roles and responsibilities at peer group companies and other similarly situated companies;

•	the level of compensation of each Executive Officer in relation to the others;

•	the extent to which performance goals incentivize appropriate conduct and do not encourage inappropriate or excessive risk that would not be in our or our stakeholders’ best interests; and

•	executive compensation best practices for public companies of a similar size, business and/or nature, including peer group companies.
Management’s Role in the Compensation Process
After consulting with the Committee’s executive compensation consultant, our CEO, Mr. Newport, made recommendations to the Committee regarding the 2019 annual compensation packages for all of the Executive Officers. The Committee discussed Mr. Newport’s recommendations with him and the Committee’s executive compensation consultant before it made the final determination of the non-CEO executive compensation packages. Mr. Newport was not involved in the process for determining any component of his own compensation package.
Other than Mr. Newport, the only member of Management who provides recommendations to the Committee regarding the compensation program is Ms. Bisselberg, our Vice President, Human Resources. In this role, she makes recommendations to the Committee on the goals to be used for purposes of determining performance awards in the next performance cycle for our annual and long-term incentive plans and for performance shares under the Stock Plan. The recommendations on such goals principally take into consideration Management’s performance against the goals of the prior performance cycle, consultation with other senior Management personnel concerning our anticipated performance in the next performance cycle on those goals, an evaluation of what would be demanding, but attainable, performance levels for each specific goal, and consultation with the Committee’s executive compensation consultant. Ms. Bisselberg further evaluates and makes recommendations to the Committee on the design and implementation of the various incentive plans, retirement plans, and other ongoing compensation-related arrangements and benefits for the NEOs and other Executive Officers.
Committee Conclusion and Actions on 2019 Compensation Packages
Following its compensation analysis process and its evaluation of the factors set forth above and other relevant considerations, the Committee designed 2019 compensation packages for each of the NEOs and our other Executive Officers that were consistent with our pay-for-performance compensation philosophy and were determined to be reasonable, competitive and appropriate, both individually and taken as a whole.
Ultimately, the Committee’s decisions on 2019 compensation packages for the NEOs and other Executive Officers were primarily founded upon the Committee’s recognition of the level of performance by each Executive Officer and the Committee’s confidence that the compensation packages provide proper incentive for these Executive Officers to continue to focus on serving the company’s and our stockholders’ best interests while remaining employed with us. The Committee further concluded that these packages provided appropriate incentives to motivate our Executive Management team to work diligently and collaboratively, to think differently and creatively, and to execute our strategy in order to maximize long-term value for our stockholders through strong financial performance.
The Committee approved the 2019 compensation packages for the NEOs, which are reflected in the Summary Compensation Table in this Annual Report on Form 10-K/A.
What actions did the Committee take in 2019 regarding the key elements of our executive compensation program for the NEOs and what were the principal reasons for those actions?
Discussion:
2019 Target Total Direct Compensation Packages for the CEO and Other NEOs
The components of the CEO’s and other NEOs’ respective target total direct compensation packages that the Committee classifies as performance-based compensation include the following: (i) target annual incentive payments for 2019; (ii) target long-term incentive payments for the three-year performance period from 2019 through 2021; (iii) the grant date fair value of stock option awards made in 2019; and (iv) the grant date fair value of performance share awards for the three-year performance period from 2019 through 2021. The components of the CEO’s and other NEOs’ respective compensation packages that the Committee does not classify as performance-based compensation include the following: (1) base salary for 2019; and (2) the grant date value of restricted stock awards made in 2019.
Non-Performance Based Cash Compensation
Base Salary
The salary level for an Executive Officer is assigned initially based upon, among other factors, experience, expertise, job responsibilities, and peer group and market data provided by the Committee’s executive compensation consultant. The individual performance of each Executive Officer was reviewed by the Committee with Mr. Newport in executive session without other members of Management present. The Committee also reviewed the base salary levels of Mr. Newport, the other NEOs and other Executive Officers for internal consistency and equity relative to each other. The principal factors considered by the Committee in determining whether to increase, maintain, or decrease an annual base salary for an NEO are individual performance, our business performance, changes in job responsibility, and competitive market compensation data and trends, including at our peer group companies. Although the Committee generally targets the median level for compensation for individuals with similar roles and responsibilities at peer group companies, the Committee does not rely on any specific formula, nor does it assign specific weights to the various factors when determining base salaries. Strong individual performance and strong performance by our business would generally result in above-market increases. Below-market increases, no increases, or even decreases may occur in years when either individual performance or our business performance has been below expectations. The amounts of the base salaries for the NEOs are reflected in the Summary Compensation Table in this Annual Report on Form 10-K/A. Most NEO base salaries were held flat in January 2019, including the base salaries of the CEO and the President and COO. The Committee increased the base salary of Mr. Ross as of November 1, 2019, to reflect his greater responsibilities as interim CFO.

Performance-Based Compensation - Cash and Equity
Annual Incentive Awards - Cash
We provide annual cash performance awards to our employees, including our NEOs, under our Annual Plan. This component of an NEO’s compensation is intended to motivate the NEO to focus on performance-based goals that directly impact stockholders through annual financial and non-financial objectives that will drive our long-term value. Under the terms of the Annual Plan, a participant can earn a performance award based upon our annual performance against goals established for performance at a threshold, target and maximum level. The four performance metrics used are financial, quality, safety and sustainability. Under the terms of the Annual Plan, the Committee weights each performance factor as a percentage of the whole.
For 2019, Mr. Newport’s target level for a performance award under the Annual Plan was an amount equal to 125% of base salary, providing him significant incentive to continue to improve the business. For the other NEOs, depending upon their title and position, a performance award under the Annual Plan at the target level for 2019 would be paid in an amount equal to between 55% and 100% of base salary. Maximum awards were set at two times the target amount. Awards that are earned between the threshold and the target level are determined by a straight-line interpolation between those two levels, starting from a base of zero at the threshold level. A maximum award can only be earned through financial performance. Thus, while a target award is weighted among the performance components as 50% financial, 25% quality, 20% safety and 5% sustainability, any award above target is earned solely through financial performance. As further discussed below, in 2019 the actual weighting of the Annual Plan payment earned at approximately 34% of target by the NEOs was allocated among the four performance components as follows:

•	Financial: 0%

•	Quality: 21%

•	Safety: 8%

•	Sustainability: 5%
For the 2019 financial performance component of the Annual Plan, net income was the metric utilized to measure performance. For purposes of calculating net income under the Annual Plan, the Committee is permitted to and did exclude, in accordance with the terms of the plan, special, unusual and extraordinary items. The Committee selected net income as the metric because it is a widely recognized and accepted measure of a company’s financial performance and the Committee believes it aligns the interests of Management with our stockholders, as net income is typically perceived as a key driver of stock performance. The net income threshold goal typically is set at a level that would represent a minimum acceptable performance in the context of the business conditions and other challenges and opportunities that we may face or from which we may benefit. The target goal typically is set at a level that would represent performance that is demanding, but still reasonably attainable. The maximum goal is set at a level which would represent very strong performance under the circumstances foreseeable to the Committee at the time the goals are established.
At its March 2019 meeting, the Committee carefully evaluated a number of factors in selecting maximum, target and threshold net income performance goals for the 2019 Annual Plan of $254 million, $174 million and $94 million, respectively. Each of these annual financial performance goals represented increases over the prior year’s financial objectives. As the Committee does each year, it determined the target performance goal primarily with reference to our annual Business Plan for 2019. Our 2019 Business Plan (like prior years’ annual business plans) was formulated through a rigorous, months’ long process that included comprehensive “bottom up” and “top down” evaluations. As such, the 2019 Business Plan reflected a variety of significant market-related, macroeconomic and company-specific assumptions. The 2019 Business Plan also included $51 million of unidentified “stretch” that Management would be required to overcome to meet the target goal set by the Committee. Our Finance Committee also oversees the annual Business Plan process, adding yet another layer of review and rigor, before it is ultimately evaluated and approved by the Board. The Management Development and Compensation Committee, after reviewing the 2019 Business Plan and weighing a significant number of uncertainties and assumptions reflected in that Plan, concluded that the target level of performance was challenging but reasonable under the specific circumstances.
In 2019, we achieved net income of $92 million (excluding special, unusual and extraordinary items approved by the Committee), which represented performance below the threshold level set by the Committee. As a result, Management earned none of the financial portion of the Annual Plan, illustrating the compensation program’s design of providing financial consequences for falling short of targeted performance.
In 2019, the quality component of the Annual Plan was comprised of five metrics: internal rejections, internal retreats, process loss, slab loss and external customer claims. The Committee selected these metrics because we utilize them on a daily basis in our operations to measure both internal and external quality performance. Our intense focus on quality performance has taken on greater importance in recent years, as our sales to the automotive industry-which is known for requiring nearly flawless quality performance-have grown, both in absolute terms and as a strategic goal for expanding margins. Consistent with this focus, we have increased production of more technically challenging advanced high-strength steel products for automotive customers and other applications. Although our leading edge, innovative steels in this category are an area of targeted strategic growth, these products are very difficult to manufacture, particularly in light of the ongoing requirement to meet automotive customers’ high quality specifications. Our best-in-class quality has been and will continue to be critical to our efforts to distinguish our innovative products from competitors and to capture a greater share of higher margin business, thereby making it a key area in which to incentivize our employees’ performance. In addition, strong quality performance is a component of another one of our strategic goals, which is lowering our steelmaking costs of production. Our quality performance has direct and indirect impacts on our production costs, so incentivizing employees to produce steel that meets the highest standards also supports this component of our long-term strategy.
For the quality component of the Annual Plan, in January 2019 the Committee established a target level goal of no more than 0.596% for the internal rejection rate, 1.091% for the internal retreat rate, 0.276% for the process loss rate, 3.320% for the slab loss rate, and 0.174% for the customer claim rate. Each of these metrics was set taking into account our projected product mix for 2019. Therefore, although not every quality target in 2019 was lower (i.e., better) than the level set by the Committee for the prior year, each target goal required continuous improvement across our operations in light of a more difficult-to-make mix of products anticipated for 2019, and thus set a higher bar for performance. The threshold goals for each of those metrics were set at 125% of the target goals (for both the quality and safety annual performance objectives, a higher number reflects less successful performance). The Committee selected these quality goals because they represented challenging, but achievable goals that, if attained, would reflect a significant improvement and continue our recognized industry-leading quality performance.
In 2019, our performance in terms of quality was mixed, as our operations performed relatively well in some areas and faced challenges in others. We delivered better than target level performance goals for the internal reject and internal retreat rates. However, reflecting the challenging nature of the objectives, we met threshold performance but fell short of target level performance for slab loss, process loss and customer claims.
For the 2019 safety performance objective, the Committee again selected Days Away, Restricted and Transfer (“DART”) cases as the applicable metric. A DART case occurs when an employee misses work or is reassigned or transferred from normal work duties due to a workplace injury. The Committee selected this metric because the safety of our employees continues to be our highest priority and DART cases are a standard, objective metric reported to a federal government agency. In addition, DART cases or variations thereof (such as “lost time injuries,” which is a narrower category and does not capture as many safety issues as DART) are commonly used in the steel industry as a measure of safety performance.
At its January 2019 meeting, the Committee established a target level goal of no more than 21 DART cases on a company-wide basis, and a threshold level goal equal to 125% of that target goal. (As with the quality component, the threshold goal in this instance is higher than the target goal because it reflects more injuries and therefore less successful performance.) The Committee selected a difficult but achievable goal that required improvement from the prior year’s performance and target objective, while also expecting the 2019 target to represent industry-leading performance.
In 2019, our safety performance fell short of our very high expectations. We failed to meet our target objective, as we experienced 24 DART cases. Thus, for the year we performed better than the threshold level but did not meet target level performance for safety under the Annual Plan.
For the 2019 sustainability component, the Committee again selected air permit deviation events as the applicable metric. An air permit deviation event occurs when an event at our operations results in noncompliance under the Title V air permits that govern our facilities. The Committee chose air permit deviation events in order to emphasize the importance of environmental responsibility and to continue to drive improved performance through our plants’ compliance with their air permits, which is a key area of emphasis for our sustainability program. At its January 2019 meeting, the Committee established a target level goal of no more than 36 air permit deviation events, and a threshold level goal equal to 125% of that target goal. The Committee selected a goal that was challenging, but possible to achieve, with a target objective that was more difficult to attain than the target objective for the prior year. For 2019, we met our target level performance by experiencing fewer than 23 air permit deviation events. As such, the sustainability portion of the Annual Plan was earned in full.
In January 2020, the Committee approved the payment of performance awards at a level of approximately 34% of the target (approximately 17% of maximum) award for the 2019 performance period to the participants in the Annual Plan. The amount of the Annual Plan performance awards to each of the NEOs for 2019 is included in the Summary Compensation Table in this Annual Report on Form 10-K/A.
Long-Term Incentive Awards - Cash and Equity
We also provide long-term performance awards to our designated employees, including our NEOs, pursuant to our Long-Term Plan. The fundamental purposes of our Long-Term Plan are to:

•	align the interests of Management more closely with the interests of the stockholders in order to maximize long-term stockholder value;

•	link a significant portion of Management’s total compensation to our performance;

•	increase the focus of Management on our long-term performance by establishing performance goals that support long-term strategies; and,

•	assist us in recruiting, retaining and motivating a highly talented group of managers who will successfully deliver long-term benefit to our stockholders.

Under the terms of the Long-Term Plan, a participant can earn a performance award based upon performance against a goal established by the Committee at the start of the three-year performance period. For 2019, the Committee used cumulative adjusted EBITDA (excluding, in accordance with the terms of the plan, special, unusual and extraordinary items) as the performance metric for the Long-Term Plan. The Committee selected this metric because the Committee believes it provides a strong incentive for Management to achieve our objective of sustainable profitability and increase stockholder value. Accordingly, the Committee believes the use of this metric will more closely align the interests of Management with the interests of our stockholders over the long term.
Pursuant to the terms of the Long-Term Plan, in the first quarter of each three-year performance period the Committee establishes threshold, target and maximum goals for cumulative adjusted EBITDA to be achieved in the performance period. In determining the Long-Term Plan goals, the Committee attempts to establish a target goal that will be challenging to achieve and that is not likely to be satisfied in every three-year performance period. As with the Annual Plan goals, the threshold goal under the Long-Term goal is set at a level that represents the minimum acceptable performance and the maximum goal is set at a level that represents very strong performance under the circumstances. The threshold goal must be met before any payout is earned.
Mr. Newport’s target level for a performance award under the Long-Term Plan for 2019 was an amount equal to 125% of his base salary. For the other NEOs, and depending upon the NEO’s title and position, a performance award under the Long-Term Plan at the target level for 2019 would be paid in an amount equal to between 55% and 100% of base salary. If the threshold performance goal is achieved, then each participant would receive a performance award equal to one half of the target amount and maximum performance would earn twice the payout of target. There is a straight-line interpolation of the payout for achievement of cumulative EBITDA between the threshold, target and maximum payout goals. For the 2017 - 2019 performance period, payouts earned were paid in cash. As further discussed below, however, the Committee has since changed the Long-Term Plan to be denominated and settled 50% in cash and 50% in stock.
At the Committee’s January 2017 meeting, it established the following Long-Term Plan goals for the three-year period ending December 31, 2019: cumulative adjusted EBITDA of $1.7 billion to earn payment at the maximum level, $1.4 billion to earn payment at the target level and $1.1 billion as the threshold level to earn any incentive payment. Each of these goals was higher than the objectives for the prior performance period ending December 31, 2018, thereby requiring continued improvement of our long-term financial results. For the three-year period ending in 2019, we earned cumulative adjusted EBITDA of $1.466 billion (excluding, in accordance with the terms of the plan, special, extraordinary and unusual items1). As a result, participants in the Long-Term Plan, including the NEOs, earned an incentive payment in an amount equal to approximately 122% of the target award (approximately 61% of the maximum award) for the 2017 - 2019 performance period. The notes to the Summary Compensation Table in the Annual Report on Form 10-K/A include the amounts paid to the NEOs under the Long-Term Plan.
In January 2019, the Committee continued to consider the level to which Management is incentivized to maximize long-term value for stockholders and evaluated alternatives to further align Management’s long-term interests with those of our stockholders. The Committee sought to take additional, proactive measures in order to ensure that Management has the opportunity to be rewarded when the price of our shares increases, while suffering financial consequences if the price falls. Thus, at its January 2019 meeting, the Committee further bolstered the stock component of the Long-Term Plan, as awards were denominated 50% in AK Steel stock and 50% in cash for the 2019 - 2021 performance period, versus the 70% stock and 30% cash division applicable to the awards for the 2018 - 2020 period.
2019 Equity Grants to NEOs
The Committee engaged FW Cook to provide assistance in determining appropriate 2019 equity awards to the NEOs and other Executive Officers. In January 2019, FW Cook developed and provided to the Committee competitive compensation data based upon publicly available information from our peer group, as well as other market data. The Committee considered this information as a factor in its determination of equity grants, but it did not utilize a particular compensation percentile as a benchmark for purposes of determining such grants. Rather, this competitive data was used by the Committee to help it assess the reasonableness of the grant awards under consideration by the Committee for each NEO and the other Executive Officers.
In January 2019, the Committee evaluated its approach to equity grants to the NEOs and Executive Officers, principally driven by dissatisfaction among members of the Board and the Executive Officers with regard to the performance of our common stock in 2018.
______________________
1     Consistent with the terms of the Long-Term Plan, the Committee discussed in detail and determined to adjust our EBITDA for the 2017 - 2019 performance period for items classified as special, unusual and/or extraordinary. From our three-year cumulative adjusted EBITDA total of $1.259 billion (comprised of annual EBITDA for 2017, 2018 and 2019, as reported in our Annual Report on Form 10-K for the respective year), the Committee (i) with respect to 2017, deducted/debited a $19 million benefit related to adjustment of a liability for transportation costs and added/credited $4 million of net gains on settled iron ore derivatives, $6 million of acquisition costs associated with our purchase of Precision Partners, $21 million of costs incurred in connection with our refinancing of senior notes, and a $76 million impairment charge related to our idling of the Ashland Works blast furnace and steelmaking operations; (ii) with respect to 2018, added/credited $22 million of net gains on settled iron ore derivatives and $14 million of pension and OPEB corridor and settlement charges; and (iii) with respect to 2019, the Committee deducted/debited $13 million for net unrealized gains on iron ore derivatives and added/credited $27 million of pension settlement charges and $69 million of costs related to the permanent closure of Ashland Works. These adjustments resulted in cumulative three-year adjusted EBITDA of $1.466 billion for the 2017 - 2019 performance period for purposes of the Long-Term Plan. After closely evaluating these items, the Committee classified them as special, unusual and/or extraordinary because, among other reasons, they involved actions that the Committee believe create long-term value that, therefore, should not be discouraged by including their impact in Long-Term Plan performance calculation for the relevant period.

After discussion among the members of the Committee, the Committee determined to materially decrease the amount of equity granted to the NEOs and other Executive Officers as part of their respective 2019 compensation packages. As such, at its January 2019 meeting the Committee determined the number of stock options, restricted shares and performance shares for each NEO and other Executive Officer by dividing the intended grant value by the accounting cost of each award assuming a $4.00 stock price-which was substantially higher than the closing stock price of $2.62 on the January 23, 2019 grant date, representing a 30-35% reduction in the value of equity granted relative to the typical intended grant value. While the Committee undertook this action principally in response to our stock price performance in 2018, the Committee also adopted this approach (1) to maintain reasonable share usage and overhang levels, (2) to avoid rapid depletion of the share reserve in our Stock Plan, and (3) because the Committee and Board believed that the then-current stock price understated the long-term intrinsic value of the Company. The Committee’s decision to utilize an elevated $4.00 per share stock price for determining equity award values also had the effect of reducing the CEO’s and other NEOs’ target total direct compensation.
Provided below in turn are summaries of the Committee’s considerations as to each of the components of the 2019 equity awards to the NEOs: performance shares, stock options and restricted stock.
Performance Share Awards - Equity
Performance share grants are an important element of an NEO’s annual compensation package because they closely align the long-term interests of the NEOs and our stockholders by directly linking the performance of our common stock over a three-year performance period to the number of shares, if any, ultimately earned by an NEO. Each grant of a performance share award is expressed as a target number of shares of our common stock. The number of shares of common stock, if any, actually earned by and issued to the_NEOs under a performance share award will be based upon our performance over the applicable performance period. Depending upon our performance during the period, an NEO ultimately may earn from 0% to 150% of the target number of shares granted. The performance categories used to determine how many performance shares for the three-year performance period ending December 31, 2019, were:

•
Relative Total Stockholder Return (“Relative TSR”), defined as share price appreciation plus reinvested dividends, if any, during the performance period relative to the total stockholder return during that same period of the companies in the VanEck Vectors Steel ETF; and

•
Stock Price Growth Rate (“CAGR”), defined as the compounded annual growth rate of the price of our common stock over the performance period, using as the base the average closing price of our common stock for the last 20 trading days of the year immediately preceding the start of the performance period, then comparing that base price with the average closing price of our common stock for the last 20 trading days of the final year of the performance period.

One-half of the total target number of shares awarded may be earned based on the Relative TSR performance and the other half may be earned based on the CAGR performance. The Committee chose the Relative TSR metric because it facilitates a comparison between the growth rate of our common stock over time and a broad-based market index, the VanEck Vectors Steel ETF, which is reflective of our peers’ and industry performance. The Committee chose the CAGR metric as an objective measure of the value created for stockholders over time. The Committee determined that the collective use of the Relative TSR and CAGR as performance metrics balanced the two absolute and relative metrics, both being recognized measures that are aligned to create stockholder value.
For each performance category, the Committee established threshold, target and maximum payout levels, as follows:

Payout (Stated as a % of Category’s Target Shares)	Total Stockholder Return	Annual Stock Price Growth Rate
Threshold (50%)	25th percentile	5.0%
Target (100%)	50th percentile	7.5%
Maximum (150%)	75th percentile	10.0%
If the threshold performance level is not achieved in a performance category, then none of the target shares related to that category will be earned. Straight-line interpolation applies for performance between the threshold/target and target/maximum performance levels for each category.
For 2019, the NEOs did not earn any performance shares for the 2017-2019 performance period, as we failed to meet the threshold level of performance under both the Relative TSR and CAGR components.
Stock Option Awards
The Committee considers stock option awards to constitute performance-based compensation, as options generally have a value to the grantee only if the market price of our stock increases above its price on the date the option was granted and the grantee remains in our employment for the period required for the option to become exercisable. This provides an incentive for the grantee to remain employed with us and to take actions that, over time, are intended to enhance the value of our stock. An exception to the requirement of continued employment is made in the event of death, disability, involuntary termination without cause or retirement. For each NEO, stock options are a part of the determination of the NEO’s overall compensation package for that year. All options granted to the NEOs and other employees must be exercised within a ten-year period from the grant date and typically vest in three equal installments on the first, second and third anniversaries of the grant date.
Under the terms of the Stock Plan, the exercise price for a share of our common stock underlying an option may not be less than the fair market value of our stock on the date on which such option was granted. It has been the uniform practice of the Committee to establish an option exercise price equal to the fair market value of the underlying common stock. It is both the policy and practice of the Committee only to grant options as of the date of the meeting at which the grants were made. This typically occurs at the Committee’s regularly-scheduled January meeting. Generally, the Committee only grants options at a meeting other than the January meeting when an employee is being promoted (e.g., to a new officer position) or is first hired. We have not had, and do not have, a practice of backdating stock options. Neither the selection of Committee meeting dates nor option grant dates is timed in any way to try to maximize gain or manipulate the price of an option.
Non-Performance Based Equity Compensation

Restricted Stock Awards
Restricted stock generally has a value for an NEO only if the NEO remains in our employment for the period required for the stock to vest, thus providing an incentive for the NEO to remain employed with us. However, an exception to the requirement of continued employment occurs with respect to death, disability or retirement. Vesting occurs immediately upon death or disability. Upon qualification for retirement, the restricted stock will continue to vest in the normal course after the date of retirement.
Restrictions on grants of common stock to our employees, including our NEOs, typically will lapse in three equal installments on the first, second and third anniversaries of the date of the award. All of the restricted stock grants to the NEOs occurred in January 2019 and vest in accordance with this typical schedule.
What pension, post-termination and other benefits are provided to Executive Officers?
Discussion:
Pension and Other Retirement Benefits
Non-Contributory Pension Plan
Prior to January 31, 2009, our full-time, non-represented salaried employees, including our then-employed NEOs, participated in a qualified benefit plan known as the Non-Contributory Pension Plan. Effective January 31, 2009, however, no new participants were allowed to enter the Non-Contributory Pension Plan and all benefit accruals under the plan for existing participants were frozen. For those who entered the Non-Contributory Pension Plan prior to January 31, 2009, retirement benefits are calculated using one of two formulas: (i) a cash balance formula, or (ii) a final average pay formula. Eligibility for coverage under a particular formula is typically determined by the date on which a participant commenced employment with us. The compensation taken into account in determining benefits under either formula is subject to the compensation limits imposed by the Internal Revenue Code. A description of the terms of the Non-Contributory Pension Plan, including the formulas used to calculate a participant’s retirement benefits, is set forth in footnote (1) to the Pension Benefits Table in this Annual Report on Form 10-K/A.
Supplemental Retirement Plans
We have two active supplemental retirement plans for our Executive Officers and a new supplemental thrift plan (“Enhanced Supplemental Thrift Plan”) enacted by the Committee and approved by the Board in January 2018 (though this new plan has no participants yet). The Committee has determined that the supplemental retirement plans provide a retirement benefit that is a key competitive element of the overall compensation package and, therefore, important to recruiting and retaining key management members. Certain of our existing Executive Officers, including two of our NEOs, are eligible to participate in the Supplemental Executive Retirement Plan (“SERP”), which is an unfunded nonqualified defined benefit plan. In March 2014, at the Committee’s recommendation, the Board closed the SERP to new participants and replaced it for future Executive Officers with the Executive Retirement Income Plan (“ERIP”), which is similar to the SERP but provides significantly reduced benefits to participants. In January 2018, at the Committee’s recommendation, the Board closed the ERIP to new participants and replaced it with the Enhanced Supplemental Thrift Plan for future Executive Officers with even further reduced benefits. The terms of the SERP, ERIP and the Enhanced Supplemental Thrift Plan are described below.
SERP (locked as of March 2014)
Two of the NEOs—Messrs. Newport and Reich—are participants in the SERP. The SERP provides (1) a “make up” of qualified plan benefits that were denied as a result of limitations imposed by the Internal Revenue Code, and (2) supplemental benefits to vested participants. As part of its annual review of retirement benefits provided to Executive Officers, including the NEOs, the Committee has determined that the retirement benefit provided by the SERP continues to be a key element of a competitive compensation package for the Executive Officers who are participants in the plan and, therefore, important to retaining those individuals.

The benefits for participants in the SERP, including the NEOs, vest under a form of graded vesting. More specifically, a participant will vest in 50% of his or her accrued benefit after a minimum requirement of five years of service as an officer with us and as a participant in the SERP, and in an additional 10% of such benefit for each year of service as our employee in addition to such five years, up to 100% vesting after ten years of total service. Vesting also will occur upon the effective date of a change of control (as defined in the SERP). In addition, vesting occurs upon the participant’s death or disability with respect to a participant who has completed at least five years of service with us. The form of payment is a lump sum payment to be made within 30 days after the later of attainment of age 55 or termination of employment, subject to a six-month delay for specified employees, including the NEOs. A participant whose employment with us terminates after his or her benefit has vested, but before the participant reaches the age of 60, is entitled to an early retirement benefit, reduced to its actuarial equivalent based on the participant’s age, unless the termination occurs in connection with a change in control, in which case the reduction is not applicable.
Benefits paid under the SERP are subject to an offset for any benefit received under our qualified defined benefit plan, as well as the actuarial equivalent of certain company-provided vested benefits accumulated under the Thrift Plan. A participant’s benefit under the SERP, prior to giving effect to such offset, is equal to the greater of: (1) 50% of his or her average covered compensation (base salary and incentive awards under the Annual Plan) during the employee’s highest three calculation years of eligible earnings over the participant’s last ten years of consecutive service, or (2) the participant’s benefit under the applicable qualified plan in which he or she participates, without regard to the limitations imposed by the Internal Revenue Code. The present value of accumulated benefits for each of the NEOs under the SERP is set forth in the Pension Benefits Table in this Annual Report on Form 10-K/A.
ERIP (locked as of January 2018)
Three of the NEOs—Messrs. Alter, Lauschke and Ross—are participants in the ERIP. While Mr. Vasquez was a participant in the ERIP prior to his retirement, Mr. Vasquez retired from his position before vesting in any portion of the ERIP. The ERIP is also designed to provide a competitive element of the overall compensation package to attract and retain key management members, though at a lower level of benefits than the SERP. The plan provides (1) a “make up” of qualified plan benefits that were denied as a result of limitations imposed by the Internal Revenue Code, and (2) supplemental benefits to vested participants.
The vesting and payment terms for participants in the ERIP are substantially the same as those described above for the SERP.
The benefits paid under the ERIP are similar to, but significantly lower than, those provided under the SERP. Thus, a participant’s benefit under the ERIP, prior to giving effect to such offset, is equal to the greater of: (1) 40% of his or her average annual base salary during the employee’s last three years of consecutive service, plus the annual average of any incentive awards earned by the participant for the last ten consecutive annual performance periods under the Annual Plan; or (2) the participant’s benefit under the qualified plan in which he or she participates, without regard to the limitations imposed by the Internal Revenue Code.
In January 2018, the Committee locked the ERIP to new participants. Our future Executive Officers will be eligible to be named to participate in the Enhanced Supplemental Thrift Plan recommended by the Committee and approved by the Board in January 2018.
Enhanced Supplemental Thrift Plan (for new Executive Officers)
In January 2018, the Board approved the Enhanced Supplemental Thrift Plan for future Executive Officers. This plan does not yet have any participants. The provisions of the new supplemental thrift plan were implemented by inserting those provisions into our already-existing Supplemental Thrift Plan.
The benefits for participants in the Enhanced Supplemental Thrift Plan will vest under a form of graded vesting. A participant will vest in 50% of his or her accrued benefit after a minimum requirement of three years of service as an Executive Officer with us and as a participant in the plan, and in an additional 10% of such benefit for each year of service as an employee of ours in addition to such three years, up to 100% vesting after eight years of total service. Vesting also will occur upon the effective date of a change of control (as defined in the Supplemental Thrift Plan). In addition, vesting occurs with respect to a participant who has completed at least five years of service with us upon the participant’s death or disability.
A participant in the Enhanced Supplemental Thrift Plan will receive an annual supplemental retirement contribution from us equal to up to 10% of the sum of (i) the participant’s annual base salary and (ii) the total annual and long-term incentive awards earned by the participant for the subject year.
The Committee recommended the Enhanced Supplemental Thrift Plan to replace the ERIP based on its determination, with input from its executive compensation consultant, that the Enhanced Supplemental Thrift Plan is more in line with current executive compensation market practices for supplemental retirement benefits. The Committee also believes that the structure of the Enhanced Supplemental Thrift Plan will be more effective than the ERIP for retaining Executive Officers.
Thrift Plan and Supplemental Thrift Plan
The Thrift Plan is a qualified retirement plan under Section 401(k) of the Internal Revenue Code. It provides for matching contributions for employee contributions up to 5% of base salary and additional company contributions, a portion of which are guaranteed and a portion of which are performance-based and dependent upon our net income. At the time that we locked and froze our Non-Contributory Pension Plan (see discussion above), we amended our Thrift Plan to add an automatic contribution by us to a participant’s account in the Thrift Plan. Effective January 31, 2009, the Thrift Plan provides for us to make a contribution to the account of each participant in the Thrift Plan equal to 3% of the participant’s base salary, whether or not the participant makes an elective contribution to the Thrift Plan. This 3% contribution is in addition to the matching contributions described above with respect to the participant’s elective contributions and the potential performance-based supplemental contributions that we may make in the event that we achieve the threshold level of net income for the quarter, as discussed below. All such contributions are subject to the compensation limits imposed by the Internal Revenue Code.
The Thrift Plan also provides for potential performance-based supplemental contributions by us. These supplemental contributions are available to employees generally, including the NEOs. Employees who contribute at least 5% of their gross income to the Thrift Plan (the “Basic Contribution”) are eligible for the full amount of the performance-based supplemental contributions. Whether these contributions are made and the quantum of the contribution are based on our quarterly net income. During 2019, the level of quarterly net income to earn each level of contribution was increased beginning with the third quarter of 2019. The amount of the supplemental contribution, expressed as a percentage of the Basic Contribution, before and after the changes made in the third quarter of 2019, varies as follows:

Quarterly Net Income		Amount of AK Steel Supplemental Contribution
Before Changes	After Changes
$5 million	$10 million	10% of Basic Contribution
$10 million	$20 million	20% of Basic Contribution
$15 million	$30 million	30% of Basic Contribution
$20 million	$40 million	40% of Basic Contribution
$25 million	$50 million	50% of Basic Contribution
In addition, if our quarterly net income is greater than $30 million (changed to $60 million in 2019), an additional 1% of eligible earnings will be contributed for each incremental $30 million of quarterly net income. The maximum performance-based supplemental contribution in any quarter is 100% of the Basic Contribution.

During 2019, we achieved net income and made supplemental contributions to eligible employees, including the NEOs, in the first, second and third quarters. We did not make supplemental contributions in the fourth quarter of 2019 as a result of our financial results for the quarter. The total amounts of these performance-based supplemental contributions are set forth in the notes to the Summary Compensation Table.
The Supplemental Thrift Plan is an unfunded, nonqualified retirement plan. It provides for matching contributions with respect to base salary that may not be taken into account under the Thrift Plan due to limits on earnings imposed by the Internal Revenue Code. The Supplemental Thrift Plan thus provides a vehicle to maximize matching contributions that otherwise would not be eligible for the Thrift Plan due to the Internal Revenue Code’s compensation limits.
Any member of our Management, including an NEO, is eligible for participation in the Thrift Plan, but participants in the Supplemental Thrift Plan must be selected by the Committee. For 2019, the participants in the Supplemental Thrift Plan included all of the NEOs. The contributions under these plans for 2019 are set forth in the Nonqualified Deferred Compensation Table in this Annual Report on Form 10-K/A. In 2019, a portion of our contributions to these plans were fixed contributions and the remainder were performance-based contributions.
Executive Deferred Compensation Plan
We have an Executive Deferred Compensation Plan (the “Deferred Plan”). The Deferred Plan is an unfunded nonqualified deferred compensation arrangement. In 2019, none of the NEOs chose to participate in the Deferred Plan.
Post-termination Benefits
Severance and Change-of-Control Agreements
We have entered into severance agreements and change-of-control agreements with each of the NEOs that provide certain post-termination benefits. The descriptions of those agreements in this Proxy Statement are qualified in all respects by reference to the forms of those documents filed with the SEC. The current forms of the severance agreement and the change-of-control agreement were filed as exhibits 10.8 and 10.9, respectively, to our 2016 Annual Report on Form 10-K filed with the SEC on February 17, 2017. No NEO has executed a new form of change-of-control or severance agreement since that time.
Each of the NEOs initial severance and change-of-control agreements had or have a five-year term (the remaining term depends how long ago each NEO was appointed as an Officer), and renew automatically thereafter on a year-to-year basis, unless written notice of non-renewal is given by either party at least 90 days prior to the expiration of the term.

We enter into severance agreements with our NEOs because they promote our and our stockholders’ interests by, among other things:

•	Encouraging a release of claims by the terminated NEO and thereby avoiding the risk and financial exposure of employment litigation.

•	Ensuring that for one year after termination of employment, the NEO:

○	will not compete against us;

○	will not solicit any of our employees to resign his or her employment; and

○	will cooperate with respect to various matters in which the NEO was personally involved prior to the NEO’s employment termination.

•	Securing an agreement by the NEO to arbitrate all legally arbitrable claims arising not only from the severance agreement, but also from the NEO’s employment relationship with us.

We enter change-of-control agreements with our NEOs because they align our and our stockholders’ interests by, among other things:

•	Obtaining the same covenants and commitments as described above in our severance agreements.

•
Mitigating an NEO’s concerns about personal job security and financial well-being in the event of a change-of-control, thereby eliminating consequences that might prevent the NEO from providing objective advice and information to the Board and stockholders regarding a proposed change-of-control, and helping to ensure that Management stays intact before and during a proposed change-of-control transaction.

The Committee annually reviews the terms of our severance and change-of-control agreements to evaluate whether they continue to promote our interests as noted above, are appropriate and competitive under the then-existing circumstances and reflect best practices for our industry and large public companies generally.
Severance Agreements - Overview of Terms
Under our severance agreement with the NEOs, an NEO who voluntarily terminates employment or whose employment is terminated involuntarily for cause would not receive any severance benefits associated with such termination. An NEO who is terminated involuntarily without cause would receive at a minimum a lump sum payment equal to the NEO’s base salary for a period of six months. In addition, if the NEO executes an agreement releasing us from any liability for claims relating to the NEO’s employment with us, the NEO also is entitled to receive:

•	an additional lump sum severance payment equal to 12 months of base salary;

•	a lump sum payment based upon the NEO’s assigned target amount under our Annual Plan and a pro-rated payment of any Annual Plan award actually earned for the year in which the termination occurs; and

•	continuing coverage under our benefit plans, including life, health and other insurance benefits, for 18 months.
Change-of-Control Agreements - Overview of Terms
Each NEO typically is entitled to severance payments and other benefits under the NEO’s change-of-control agreement if, within 24 months following a change-of-control, the NEO’s employment with us is involuntarily terminated without cause or the NEO voluntarily terminates employment with us for “good reason.”
For each NEO, the base severance benefit is a lump sum payment equal to the NEO’s base salary for a period of six months. In addition, if the NEO executes an agreement releasing us from any liability for claims relating to employment with us, the NEO is entitled to receive:

•	an additional lump sum severance payment, equal to 18 months of base salary;

•
a lump sum payment based upon the NEO’s awards under our Annual Plan equal to two times the greatest of (1) the NEO’s assigned Annual Plan target amount for the calendar year in which the termination occurs, (2) the actual Annual Plan payout for the calendar year immediately preceding the calendar year in which the termination occurs, or (3) the average of the Annual Plan payouts for the three calendar years immediately preceding the calendar year of termination, reduced in each instance by any amount otherwise paid or payable under the Annual Plan with respect to the preceding calendar year, plus a prorated Annual Plan payout at the maximum level for the portion of the then-current calendar year prior to date of termination;

•
a lump sum payment based upon the NEO’s awards under our Long-Term Plan equal to the bonus payment for any completed performance period under the Long-Term Plan that has not been paid as of the date of termination (which amount shall not be less than it would be if calculated at the assigned target amount under the Long-Term Plan), plus a prorated Long-Term Plan payment at the target level for all incomplete performance periods as of the date of termination;

•	continuing coverage under our benefit plans, including life, health and other insurance benefits, for 24 months;

•	additional service credits toward retiree medical coverage (ranging from two to three years);

•	the immediate vesting of all restricted stock awards to the NEO under our Stock Plan and the lapse of all restrictions on such awards; and,

•
the right, for a period of three years, to exercise all stock options awarded to the NEO under the Stock Plan without regard to any vesting period required by the Stock Plan (but subject to expiration of the original ten-year period for the option to be exercised).

Specific Payments and Benefits under Severance and Change-of-Control Agreements
Each of the NEO’s change-of-control agreements contains a “double trigger”, which provides that the NEO is entitled to the payments and benefits under the agreement if, within 24 months following our change-of-control, the Executive Officer’s employment with us is involuntarily terminated without “cause” or the Executive Officer voluntarily terminates employment with us for “good reason.”
None of the severance or change-of control agreements include a “gross-up” provision that would require a payment to the NEO if the NEO becomes subject to the federal excise tax on “parachute payments.”
The specific circumstances that would trigger the payments and other benefits under the severance agreements, the estimated payments and benefits that would be provided in each covered circumstance for each NEO, how the payments and benefits are determined under such circumstances and all material conditions and obligations applicable to the receipt of the payments and benefits are set forth in the Potential Payments Upon Termination or Change-of-Control discussion of this Annual Report on Form 10-K/A.
Limited Perquisites and Other Personal Benefits
Each of the NEOs receives a limited number of perquisites and other personal benefits that are customary for Executive Officers of similarly situated companies and provide a competitive overall compensation package. These consist principally of reimbursement for tax planning services, financial planning services, and mandatory physical evaluations. Neither the CEO nor any of the other NEOs is permitted personal use of our airplane. The limited perquisites and personal benefits provided to each NEO are disclosed in the “All Other Compensation” column of the Summary Compensation Table. The NEOs pay all taxes associated with these perquisites and other personal benefits and their compensation is not “grossed up” to cover such taxes.
Other Employee Benefit Plans
Each of the NEOs also participates, or is eligible to participate, in various employee benefit plans generally available to all employees on the same terms and conditions. These include the normal and customary programs for death and disability benefits, life insurance, health insurance, prescription drug insurance, dental insurance, vision insurance, health savings accounts (including variable performance-based supplemental contributions by the company if we exceed the applicable annual net income threshold), short- and long-term disability insurance, pension benefits (for certain NEOs), educational assistance and matching gifts for charitable contributions from the AK Steel Foundation.

What is our Policy on Deductibility of Executive Compensation?
Discussion: Section 162(m) of the Internal Revenue Code generally places a $1,000,000 limit on the deductibility for federal income tax purposes of the annual compensation paid to a company’s CEO and each of its other three most highly compensated Executive Officers (excluding the CFO prior to 2018). However, prior to 2018 (before changes to the applicable tax laws and regulations discussed further below), “qualified performance-based compensation” under Section 162(m) was exempt from this deductibility limitation. Qualified performance-based compensation was compensation paid based solely upon the achievement of objective performance goals, the material terms of which were approved by the stockholders of the paying corporation.
Prior to 2018, although the Committee’s principal motivation in structuring executive compensation was (and remains) aligning the interests of Management with those of the stockholders, the Committee also considered the anticipated tax treatment when determining executive compensation. Thus, the Committee routinely sought to structure our executive compensation program in a way that preserved the deductibility of compensation payments and benefits. That said, in order to maintain the flexibility to compensate NEOs in a manner designed to promote the compensation program’s primary objectives, the Committee did not follow any strict policy that all executive compensation must be deductible under Section 162(m).

The 2017 Tax Cuts and Jobs Act (“Tax Reform Law”) repealed the exception to Section 162(m) for performance-based compensation for tax years beginning after December 31, 2017, subject to certain transition and grandfathering rules. In addition, the rules provide, among other things, that the CFO will be included as a “covered employee”. Despite the loosening of the guidelines under Section 162(m), the Committee continues to believe that most of our NEOs and Executive Officers’ compensation should be performance-based and incentivize the creation of long-term shareholder value. As such, the changes to Section 162(m) under the Tax Reform Law did not significantly impact the design of our compensation program.

III.	Consideration of Stockholder “Say-on-Pay” Voting Results
At our 2018 Annual Meeting of Stockholders, our stockholders agreed with the Board’s recommendation to continue our advisory, non-binding vote on NEO compensation on an annual basis. At that same Annual Meeting in May 2018, approximately 95% of the shares cast were in favor of the resolution to approve the compensation of the NEOs as disclosed in our 2018 Proxy Statement. During the Committee’s meeting in January 2019, at which it established the 2019 compensation packages for the NEOs, the Committee discussed and considered the results of the voting by stockholders on our 2018 say-on-pay proposal, as well as the feedback it received through our stockholder engagement program. On an ongoing basis, the Committee also considers the policies and recommendations on executive compensation of our largest stockholders, proxy advisory firms, and key third-party stakeholders, such as the Investor Stewardship Group, a collective of some of the largest U.S.-based institutional investors and global asset managers.

IV.    Assessment of Compensation-Related Risk
At its January 2019 meeting, the Committee reviewed the various design elements of our compensation program to determine whether any of its aspects encourage excessive or inappropriate risk-taking. The scope of this review included aspects of executive compensation, as well as consideration of the items of our compensation policies and practices that affect all employees. The Committee’s independent compensation consultant, FW Cook, also assisted the Committee with this assessment. In general, the process used by the Committee to complete its risk evaluation was as follows:

•	the Committee identified the most significant risks facing us;

•	the Committee identified the material design elements of our compensation policies and practices with respect to all employees; and

•
the Committee then evaluated whether there is a relationship between any of those design elements and any of our most significant risks, specifically considering whether any of the design elements of our compensation policies and practices encourage our employees to take excessive or inappropriate risks that are reasonably likely to have a material adverse impact on us.

The result of the Committee’s evaluation was a conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. More specifically, the Committee concluded that our compensation program is designed to encourage employees to take actions and pursue strategies that support the best interests of our stockholders over the long run, without promoting excessive or inappropriate risk.

The design elements of our program do not include unusual or problematic compensatory components that have been linked to excessive risk-taking in the financial and other industries. Furthermore, the design elements of our compensation program that directly tie compensatory rewards to our performance include various counter-balances designed to offset potentially excessive or inappropriate risk-taking. For example, there is a balance between the fixed components of the program and the performance-based components. Similarly, the performance-based components are balanced between annual and longer-term incentives. Thus, the overall program is not too heavily weighted towards incentive compensation, in general, or short-term incentive compensation, in particular. The financial incentives are not based upon revenue. Rather, they are tied to performance metrics such as net income, EBITDA , and total shareholder return, which more closely align the interests of Management with the interests of our stockholders. The performance metrics for incentive payments are established annually (either for the then-current year or for a three-year performance period beginning with the then-current year) and reflect goals that are difficult, but not so challenging that they require performance outside of what the Committee believes is reasonable for us or could motivate Management to take actions in which we assume unreasonable levels of risk. In addition, there are caps on how much performance-based compensation may be earned in a particular performance period and the Board of Directors has adopted a policy for clawback of performance-based compensation that was paid out as a result of fraudulent or illegal conduct on the part of the employee who received it. The Committee also maintains an ongoing dialogue with our Management to track progress on performance-based goals in order to foresee and avoid any excessive or inappropriate risk-taking that may otherwise be driven by a desire to maximize performance-based compensation.

COMPENSATION COMMITTEE REPORT
The Management Development and Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management and, based upon such review and discussion, the Management Development and Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
THE MANAGEMENT DEVELOPMENT
AND COMPENSATION COMMITTEE

Ralph S. Michael, III, Chair

Sheri H. Edison
Gregory B. Kenny
Arlene M. Yocum

CEO PAY RATIO CALCULATION
In August 2015, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). Our PEO is Mr. Newport, our CEO. The stated purpose of the disclosure is to provide a measure of the equitability of pay within the organization. We believe our compensation philosophy and process yield an equitable result and the Management Development and Compensation Committee monitors the relationship between the pay of our executive officers and the pay of our non-executive employees.
We made a new determination of the median employee for 2019 because of a material change in the median employee’s circumstances that we believe would result in a significant change in our pay ratio disclosure. We identified the new median employee by examining the 2019 Form W-2 compensation for all employees or the equivalent information for foreign-based employees, excluding Mr. Newport as CEO, who were employed by us on October 1, 2019 (whether employed on a full-time, part-time, or seasonal basis). We adjusted compensation for employees who started during the year by assuming they started on January 1, 2019 and excluded employees on leave. We did not make any other assumptions, adjustments or estimates with respect to compensation other than converting compensation paid to foreign-based employees to U.S. dollars using applicable exchange rates. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the 2019 Summary Compensation Table. Our CEO’s 2019 total compensation was $16,491,941 (which includes $11,297,486 of Change in Pension Value, which is not a component of compensation awarded annually but rather is a mathematical calculation of the actuarial change in value of the CEO’s retirement benefit for which he received no cash benefit in 2019). Our 2019 median employee’s compensation was $99,598, resulting in a ratio of 166 to 1. We also utilized an alternative measurement that (i) for the CEO, excludes his aforementioned Change in Pension Value and, (ii) for the CEO and the median employee, includes the average cost of a family healthcare plan for our salaried employees, which is the same plan available to Mr. Newport and the median employee. As so adjusted, Mr. Newport’s 2019 total compensation was $5,207,664, and the median employee’s 2019 total compensation was $112,807. This alternative measurement, which is provided solely for additional context and is not intended to replace the aforementioned required pay ratio disclosure, results in a pay ratio of 46 to 1.
Our calculation of the pay ratio may be different than the pay ratio of other public companies as a result of different methodologies used to determine the pay ratios. As a result, we would discourage the use of the ratios reported above as a basis for any comparison between companies.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each Named Executive Officer (“NEO”) for the years ended December 31, 2019, 2018, and 2017:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)(5)	SEC Total ($)	Total Not Including Change in Pension Value ($)(6)
Roger K. Newport Chief Executive Officer	2019	$950,000	$1,681,212	$631,072	$1,856,538	$11,297,486	$75,633	$16,491,941	$5,194,455
	2018	950,000	2,337,269	1,010,944	4,204,637	3,729,492	86,932	12,319,274	8,589,782
	2017	950,000	1,973,013	950,139	2,255,131	7,746,598	65,212	13,940,093	6,193,495

Kirk W. Reich President and Chief Operating Officer	2019	750,000	706,834	217,087	1,172,550	6,940,807	53,639	9,840,917	2,900,110
	2018	750,000	920,455	347,871	2,714,336	1,808,660	63,203	6,604,525	4,795,865
	2017	750,000	716,756	345,157	1,496,292	5,071,598	47,873	8,427,676	3,356,078

Christopher J. Ross (7) Vice President, Treasurer and Interim Chief Financial Officer	2019	241,667	107,272	32,562	168,590	436,140	29,876	1,016,107	579,967

Joseph C. Alter Vice President, General Counsel and Corporate Secretary	2019	400,000	234,153	69,468	416,381	1,069,064	31,675	2,220,741	1,151,677
	2018	400,000	301,787	111,290	974,168	19,811	43,979	1,851,035	1,831,224
	2017	375,000	199,964	96,819	564,610	704,250	32,330	1,972,973	1,268,723

Scott M. Lauschke Vice President, Sales and Customer Service	2019	335,000	167,153	46,674	332,493	1,301,983	41,572	2,224,875	922,892
	2018	325,000	199,466	69,646	764,538	0	43,382	1,402,032	1,402,032
	2017	325,000	141,531	67,828	467,545	1,278,434	41,473	2,321,811	1,043,377

Jaime Vasquez (8) Former Vice President, Finance and Chief Financial Officer	2019	435,417	435,048	151,960	118,992	0	1,827,200	2,968,617	2,968,617
	2018	475,000	590,543	243,402	1,328,733	840,419	41,764	3,519,861	2,679,442
	2017	450,000	451,215	217,159	746,965	2,151,138	37,429	4,053,906	1,902,768

________________________

(1)
The amounts in this column reflect the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), for awards of restricted stock, performance shares and the equity portion of the Long-Term Plan pursuant to the Stock Plan. The amounts for 2018 and 2019 include the grant date fair value for the equity portion of the award under the Long-Term Plan for the amount of the award denominated in stock (50% in 2019 and 30% in 2018). A discussion of the assumptions used to calculate the value of the stock awards reported in this column is located in Note 13 to the consolidated financial statements included in our 2019 Annual Report on Form 10-K filed on February 20, 2020. The following table sets forth the values for the performance share awards and the equity portion of the Long-Term Plan, as of their respective grant dates, assuming the performance conditions of such awards are achieved at their maximum potential levels:

	Maximum Award Value (a)
	Long-Term Plan Shares		Performance Shares
	2019	2018	2019	2018	2017
Roger K. Newport	796,500	719,550	959,681	1,512,998	1,483,718
Kirk W. Reich	531,000	479,700	330,128	520,433	538,211
Christopher J. Ross	82,140	(b)	49,520	(b)	(b)
Joseph C. Alter	185,850	167,700	105,641	166,635	150,311
Scott M. Lauschke	144,533	126,750	70,976	103,845	106,673
Jaime Vasquez	252,225	228,150	231,092	364,665	339,413

(a)
The maximum award values for Long-Term Plan share grants in this table are calculated by multiplying the grant date fair value of Long-Term Plan share grants from the Grants of Plan-Based Awards Table by 2. The maximum award values for performance share grants in this table are calculated by multiplying the grant date fair value of performance share grants from the Grants of Plan-Based Awards Table by 1.5.

(b)	Since Mr. Ross was not an NEO during 2017 and 2018, award values are not included for those years.

(2)
The amounts in this column reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 for awards of stock options pursuant to the Stock Plan. A discussion of the assumptions used to calculate the value of the stock options reported in this column is located in Note 13 to the consolidated financial statements included in our 2019 Annual Report on Form 10-K filed on February 20, 2020.

(3)	The table below summarizes the actual payments to each NEO under our Annual Plan and Long-Term Plan for the years ended December 31, 2019, 2018, and 2017, respectively.

Non-Equity Incentive Plan Compensation
Name	Year	Annual Incentive Plan ($)	Long-Term Plan ($)	Total ($)
Roger K. Newport	2019	$406,363	$1,450,175	$1,856,538
	2018	1,971,149	2,233,488	4,204,637
	2017	1,591,879	663,252	2,255,131

Kirk W. Reich	2019	256,650	915,900	1,172,550
	2018	1,244,936	1,469,400	2,714,336
	2017	1,005,398	490,894	1,496,292

Christopher J. Ross	2019	45,493	123,097	168,590

Joseph C. Alter	2019	95,816	320,565	416,381
	2018	464,776	509,392	974,168
	2017	351,889	212,721	564,610

Scott M. Lauschke	2019	74,514	257,979	332,493
	2018	350,657	413,881	764,538
	2017	283,187	184,358	467,545

Jaime Vasquez	2019	118,992	0	118,992
	2018	630,768	697,965	1,328,733
	2017	452,429	294,536	746,965

(4)
The amounts reported in this column represent the change in pension value for each NEO. In any case where an NEO’s change in pension value was negative, the value is reported as $0 in the Summary Compensation Table in accordance with the applicable disclosure regulations. The actual negative change in pension value in 2019 for Mr. Vasquez was $(4,467,268) as a result of the forfeiture of his unvested pension benefits upon his retirement from the Company. The actual negative change in pension value in 2018 for Mr. Lauschke was $(89,094). No NEO received preferential or above-market earnings on deferred compensation. The change in pension value for each NEO principally was the result of three factors: (i) a change in the ordinary course of the qualified earnings of each NEO used to calculate pension values; (ii) a change in the calculation of the interest component as a result of each NEO’s change in age relative to the NEO’s assumed retirement date; and (iii) a change in the discount rates used to determine the lump sum pension benefit as of the NEO’s assumed future payout date following his retirement and then to calculate the present value of the lump sum pension benefit to the reporting date. Another factor that impacts the actuarial increase in pension value is the change in the value of the benefits to which an NEO is entitled under a qualified plan. See footnotes to Pension Benefits Table, below, for further explanation of the methodology used to calculate the present value of accumulated pension benefits for each NEO.

(5)
The compensation shown in this column includes matching contributions made by us to a qualified defined contribution plan and a nonqualified supplemental thrift plan, imputed income on company-sponsored life insurance, contributions to health savings accounts, and perquisites. A summary of the amounts included in this column is provided in the table below. Perquisites included in this column and provided to the NEOs include: reimbursement for tax planning services, financial planning services, mandatory physical evaluations, and our contributions to health savings accounts.

Summary of All Other Compensation
Name	Year	Company Fixed Contribution to the Qualified Plan	Company Match to the Qualified Plan	Company Variable Match to the Qualified Plan	Company Match to the Non- Qualified Plan	Company Variable Match to the Non-Qualified Plan	Imputed Income on Life Insurance	HSA Company Contribution	Perquisites(a)	Severance	Total
Roger K. Newport	2019	$8,400	$7,000	$—	$16,750	$20,189	$9,546	$1,500	$12,248	$—	$75,633
	2018	8,250	5,917	6,892	16,874	21,375	5,106	3,675	18,843	—	86,932
	2017	8,100	6,750	6,913	16,292	9,312	5,114	4,350	8,381	—	65,212

Kirk W. Reich	2019	8,400	7,000	3,150	11,750	12,787	4,002	1,000	5,550	—	53,639
	2018	8,250	6,875	12,500	11,878	10,938	4,002	3,175	5,585	—	63,203
	2017	8,100	6,750	10,275	12,000	937	2,611	1,375	5,825	—	47,873

Christopher J. Ross	2019	7,250	6,042	6,750	—	—	1,196	1,500	7,138	—	29,876

Joseph C. Alter	2019	8,400	7,000	8,250	3,000	1,500	900	1,500	1,125	—	31,675
	2018	8,250	6,875	12,500	3,124	1,125	843	3,675	7,587	—	43,979
	2017	8,100	6,750	9,263	2,625	112	843	1,500	3,137	—	32,330

Scott M. Lauschke	2019	8,400	7,000	8,712	1,375	—	1,707	1,500	12,878	—	41,572
	2018	8,250	6,875	10,156	1,250	—	1,080	3,675	12,096	—	43,382
	2017	8,100	6,750	9,313	1,375	—	1,085	4,350	10,500	—	41,473

Jaime Vasquez	2019	8,700	7,000	4,156	3,885	5,937	4,257	1500	1,300	1,790,465	1,827,200
	2018	5,938	4,948	4,156	5,002	10,688	4,644	3675	2,713	—	41,764
	2017	7,875	6,188	3,937	5,061	5,624	4,394	4350	—	—	37,429

(a)	The limited perquisites provided are described in the “Limited Perquisites and Other Personal Benefits” section of the CD&A.

(6)
This column shows total compensation without pension value changes. The amounts reported in this column are not a substitute for the amounts reported in the “SEC Total” column. The amounts reported in this column are solely intended to facilitate a stockholder’s understanding of how changes in pension value impact the total compensation reported in this Summary Compensation Table in any given year. The amounts reported in this column are calculated by subtracting the value reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column from the amounts reported in the “SEC Total” column. The calculation of the pension values and the causes of the year-over-year changes in pension value are explained in footnote 4, above.

(7)	Mr. Ross was named Interim Chief Financial Officer upon the retirement of Mr. Vasquez as Chief Financial Officer on November 30, 2019.

(8)
Mr. Vasquez retired from the Company on November 30, 2019. All Other Compensation includes all payments made in connection with Mr. Vasquez’s departure from the Company, as disclosed in the Potential Payments Upon Termination or Change-of-Control Table.

GRANTS OF PLAN-BASED AWARDS TABLE
The table below summarizes equity and non-equity grants to the NEOs during the fiscal year ended December 31, 2019:

Name		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)(6)	Exercise Or Base Price of Option Awards ($/Sh)(6)	Grant Date Fair Value of Awards ($)(7)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Roger K. Newport	(1)	$—	$1,187,500	$2,375,000	—	—	—	—	—	$—	$—
	(2)	300,000	600,000	1,200,000	75,000	150,000	300,000	—	—	—	398,250
	1/23/2019	—	—	—	103,526	207,051	310,577	—	—	—	639,788
	1/23/2019							242,250			643,174
	1/23/2019	—	—	—	—	—	—	—	407,143	2.655	631,072

Kirk W. Reich	(1)	—	750,000	1,500,000	—	—	—	—	—	—	—
	(2)	200,000	400,000	800,000	50,000	100,000	200,000	—	—	—	265,500
	1/23/2019	—	—	—	35,613	71,225	106,838	—	—	—	220,085
	1/23/2019	—	—	—	—	—	—	83,333	—	—	221,249
	1/23/2019	—	—	—	—	—	—	—	140,056	2.655	217,087

Christopher J. Ross	(1)	—	132,917	265,834	—	—	—	—	—	—	—
	(2)	30,938	61,875	123,750	7,735	15,469	30,938	—	—	—	41,070
	1/23/2019	—	—	—	5,342	10,684	16,026	—	—	—	33,014
	1/23/2019	—	—	—	—	—	—	12,500	—	—	33,188
	1/23/2019	—	—	—	—	—	—	—	21,008	2.655	32,562

Joseph C. Alter	(1)	—	280,000	560,000	—	—	—	—	—	—	—
	(2)	70,000	140,000	280,000	17,500	35,000	70,000	—	—	—	92,925
	1/23/2019	—	—	—	11,396	22,792	34,188	—	—	—	70,427
	1/23/2019	—	—	—	—	—	—	26,667	—	—	70,801
	1/23/2019	—	—	—	—	—	—	—	44,818	2.655	69,468

Scott M. Lauschke	(1)	—	217,750	435,500	—	—	—	—	—	—	—
	(2)	54,438	108,875	217,750	13,610	27,219	54,438	—	—	—	72,266
	1/23/2019	—	—	—	7,657	15,313	22,970	—	—	—	47,317
	1/23/2019	—	—	—	—	—	—	17,917	—	—	47,570
	1/23/2019	—	—	—	—	—	—	—	30,112	2.655	46,674

Jaime Vasquez	(1)	—	348,334	696,668	—	—	—	—	—	—	—
	(2)	95,000	190,000	380,000	23,750	47,500	95,000	—	—	—	126,113
	1/23/2019	—	—	—	24,929	49,858	74,787	—	—	—	154,061
	1/23/2019	—	—	—	—	—	—	58,333	—	—	154,874
	1/23/2019	—	—	—	—	—	—	—	98,039	2.655	151,960
________________________

(1)
The amounts reported in this row represent the range of potential awards under the threshold, target and maximum performance objectives established in March 2019 for the 2019 performance period under the Annual Plan, as described in the Performance-Based Compensation - Cash and Equity— Annual Incentive Awards section of the CD&A. The estimate is based on the NEO’s base pay on January 1, 2019. The amounts actually paid to each NEO for 2019 are set forth in the Summary Compensation Table.

(2)
The amounts reported in this row represent the range of potential awards under the threshold, target and maximum performance objectives established in March 2019 for the 2019 - 2021 performance period under the Long-Term Plan, as described in the Performance-Based Compensation - Cash and Equity— Long-Term Incentive Awards section of the CD&A. The estimate is based on the NEO’s base pay on January 1, 2019. For the 2019 - 2021 performance period, the potential award is denominated 50% in AK Steel stock and 50% in cash. The amounts actually paid to each NEO for 2019 for the three-year performance period ending in 2019 are set forth in the Summary Compensation Table.

(3)
The amounts reported in these columns represent the range of the potential number of performance shares and the equity portion of awards made under the Long-Term Plan representing a right to receive shares of our common stock that may be issued to each NEO for the 2019 - 2021 performance period under the Stock Plan. Terms applicable to the award grants reported in this column are described in the Performance-Based Compensation - Cash and Equity— Equity Awards section of the CD&A.

(4)
The amounts reported in this column represent the number of shares of restricted stock granted under the Stock Plan to each NEO in 2019. The restrictions on the transfer of the restricted stock grants reported in this column made on January 23, 2019 will lapse in equal installments on one-third of the shares granted on each of the first three anniversaries of the grant. Other terms applicable to the restricted stock grants reported in this column are described in the Performance-Based Compensation - Cash and Equity— Equity Awards section of the CD&A.

(5)
The amounts reported in this column represent the number of nonqualified stock options granted to each NEO under the Stock Plan in 2019. Each option represents a right to purchase a share of our common stock at a price established in an option award agreement at the time of the grant. The stock options reported in this column will vest in equal installments of one-third of the options granted on each of the first three anniversaries of the grant. Other terms applicable to the stock options granted under the Stock Plan are described in the Performance-Based Compensation - Cash and Equity— Equity Awards section of the CD&A.

(6)
The exercise price for options granted under the Stock Plan equals the Market Price (as defined below) for our common stock on the grant date. If there were no sales of our common stock on the grant date, then the exercise price equals the Market Price for our common stock on the nearest preceding trading day on which there were sales of our common stock. Under the Stock Incentive Plan, the market price was the average of the high and low selling price of our common stock on the grant date. After the adoption of the 2019 Omnibus Supplemental Incentive Plan in May 2019, the market price for grants thereafter became the closing price of our common stock on the grant date (under the terms of the applicable plan, the “Market Price”).

(7)
The grant date fair value of restricted stock awards is calculated by multiplying the total number of shares granted times the fair market value of those shares. The fair market value of restricted stock is the Market Price of a share of our common stock on the grant date. The grant date fair value of stock options and performance shares are valued in accordance with ASC Topic 718. A discussion of the assumptions used to calculate the grant date value of stock options and performance shares reported in this column is located in Note 13 to the consolidated financial statements included in our 2019 Annual Report on Form 10-K filed on February 20, 2020. The grant date fair value of the equity portion of the awards made under the Long-Term Plan is calculated by multiplying the total number of shares granted times the fair market value of those shares. The fair market value of the Long-Term Plan shares is the Market Price of a share of our common stock on the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
The table below provides information as to all outstanding stock option, restricted stock, performance share and the equity portion of Long-Term Plan awards held by the NEOs as of December 31, 2019:

Name	Option Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option (#)		Option Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Roger K. Newport	1/20/2010	4,125	—		$22.965	1/20/2020	264,740	$870,995	556,151	$1,829,737
	1/19/2011	8,700	—		14.570	1/19/2021
	1/18/2012	14,100	—		9.110	1/18/2022
	1/23/2013	16,900	—		4.590	1/23/2023
	1/22/2014	20,000	—		6.720	1/22/2024
	5/29/2014	36,500	—		6.205	5/29/2024
	1/21/2015	31,700	—		3.975	1/21/2025
	5/28/2015	47,900	—		5.150	5/28/2025
	1/20/2016	199,300	—		1.740	1/20/2026
	1/18/2017	115,800	57,900	(1)	9.780	1/18/2027
	1/17/2018	93,866	187,734	(2)	6.555	1/17/2028
	1/23/2019	—	407,143	(3)	2.655	1/23/2029

Kirk W. Reich	1/20/2010	3,625	—		22.965	1/20/2020	91,332	300,482	263,525	866,997
	1/19/2011	8,300	—		14.570	1/19/2021
	1/18/2012	14,100	—		9.110	1/18/2022
	1/23/2013	14,100	—		4.590	1/23/2023
	1/22/2014	16,000	—		6.720	1/22/2024
	5/29/2014	29,000	—		6.205	5/29/2024
	1/21/2015	25,300	—		3.975	1/21/2025
	5/28/2015	39,900	—		5.150	5/28/2025
	1/20/2016	60,500	—		1.740	1/20/2026
	1/18/2017	42,066	21,034	(1)	9.780	1/18/2027
	1/17/2018	32,300	64,600	(2)	6.555	1/17/2028
	1/23/2019	—	140,056	(3)	2.655	1/23/2029

Christopher J. Ross	3/18/2010	2,000	—		22.940	3/18/2020	18,767	61,743	40,253	132,432
	1/19/2011	3,106	—		14.570	1/19/2021
	1/18/2012	5,500	—		9.110	1/18/2022
	1/23/2013	5,500	—		4.590	1/23/2023
	1/22/2014	4,100	—		6.720	1/22/2024
	1/21/2015	9,900	—		3.975	1/21/2025
	1/20/2016	8,200	—		1.740	1/20/2026
	1/18/2017	4,666	2,334	(1)	9.780	1/18/2027
	1/17/2018	4,833	9,667	(2)	6.555	1/17/2028
	1/23/2019	—	21,008	(3)	2.655	1/23/2029

Joseph C. Alter	1/23/2013	4,100	—		4.590	1/23/2023	40,934	134,673	88,792	292,126
	1/22/2014	5,500	—		6.720	1/22/2024
	5/29/2014	14,500	—		6.205	5/29/2024
	1/21/2015	15,600	—		3.975	1/21/2025
	1/20/2016	21,200	—		1.740	1/20/2026
	1/18/2017	11,800	5,900	(1)	9.780	1/18/2027
	1/17/2018	10,333	20,667	(2)	6.555	1/17/2028
	1/23/2019	—	44,818	(3)	2.655	1/23/2029

Scott M. Lauschke	2/23/2015	10,000	0		4.555	2/23/2025	27,117	89,215	64,132	210,995
	1/20/2016	18,200	—		1.740	1/20/2026

Name	Option Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option (#)		Option Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
	1/18/2017	8,266	4,134	(1)	9.780	1/18/2027
	1/17/2018	6,466	12,934	(2)	6.555	1/17/2028
	1/23/2019	—	30,112	(3)	2.655	1/23/2029

Jaime Vasquez(7)	10/15/2014	2,760	—		5.415	11/30/2022	89,734	295,225	150,958	496,652
	1/21/2015	9,900	—		3.975	11/30/2022
	1/18/2017	26,466	13,234	(1)	9.780	11/30/2022
	1/17/2018	22,600	45,200	(2)	6.555	11/30/2022
	1/23/2019	—	98,039	(3)	2.655	11/30/2022
_____________

(1)	These options became fully exercisable on January 18, 2020.

(2)	These options became, or will become, exercisable as follows: one-half on January 17, 2020, one-half on January 17, 2021.

(3)	These options became, or will become, exercisable as follows: one-third on January 23, 2020, one-third on January 23, 2021 and one-third on January 23, 2022.

(4)	The restricted stock awards that had not vested as of December 31, 2019 have vesting dates as follows:

	Mr. Newport	Mr. Reich	Mr. Ross	Mr. Alter	Mr. Lauschke	Mr. Vasquez
1/17/2020	35,232	11,630	2,533	5,433	3,400	—
1/18/2020	21,918	8,363	1,200	3,400	2,400	—
1/23/2020	57,453	19,902	4,166	8,889	5,972	—
1/17/2021	35,233	11,631	2,534	5,434	3,400	—
1/23/2021	57,452	19,903	4,167	8,889	5,972	—
1/23/2022	57,452	19,903	4,167	8,889	5,973	—
Total:	264,740	91,332	18,767	40,934	27,117	—

(5)
The dollar value shown in the column is calculated by multiplying the closing market price of our common stock as of December 31, 2019 ($3.29 per share) by the number of shares set forth in the preceding column.

(6)	The performance period end dates and vesting dates for unearned performance shares are as follows:

	Mr. Newport	Mr. Reich	Mr. Ross	Mr. Alter	Mr. Lauschke	Mr. Vasquez
12/31/2020	125,300	43,100	6,500	13,800	8,600	—
12/31/2021	207,051	71,225	10,684	22,792	15,313	—
Total:	332,351	114,325	17,184	36,592	23,913	—

The performance period end dates and vesting dates for unearned shares under the Long-Term Plan are as follows:

	Mr. Newport	Mr. Reich	Mr. Ross	Mr. Alter	Mr. Lauschke	Mr. Vasquez
12/31/2020	73,800	49,200	7,600	17,200	13,000	—
12/31/2021	150,000	100,000	15,469	35,000	27,219	—
Total:	223,800	149,200	23,069	52,200	40,219	—

(7)    Mr. Vasquez retired from the Company on November 30, 2019.

OPTION EXERCISES AND STOCK VESTED TABLE
The table below provides information related to each stock grant that vested during the fiscal year ended December 31, 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(2)(3)
Roger K. Newport	—	$—	130,366	$733,663
Kirk W. Reich	—	—	43,599	100,932
Christopher J. Ross	—	—	6,533	17,877
Joseph C. Alter	—	—	13,899	38,032
Scott M. Lauschke	—	—	10,133	27,747
Jaime Vasquez(4)	34,900	$61,773	27,866	76,216
________________________

(1)
Value realized on exercise is calculated for stock options by multiplying (i) the number of shares acquired upon exercise by (ii) the Market Price of our common stock on the exercise date and (iii) subtracting the exercise price of the stock option from the product of (i) and (ii).

(2)
The amounts in these columns reflect the gross number of shares acquired upon vesting and the corresponding gross value realized, based upon such gross number of shares. The table below summarizes the net number of shares acquired on vesting and the corresponding net value realized by each NEO from this net number of shares. The net number of shares acquired on vesting has been calculated by subtracting (i) the actual number of shares that were withheld for tax purposes from (ii) the gross number of shares. The net value realized has been calculated by multiplying (a) the net number of shares acquired upon vesting by (b) for restricted stock, the Market Price for our common stock on the respective vesting dates for each award of restricted stock that vested during the fiscal year ended December 31, 2019. The NEOs did not earn any shares from the performance share grants for the 2017 - 2019 performance period.

	Stock Awards
Name	Net Number of Shares Acquired on Vesting (#)	Net Value Realized on Vesting ($)
Roger K. Newport	88,979	$500,686
Kirk W. Reich	29,887	69,188
Christopher J. Ross	4,366	11,947
Joseph C. Alter	9,289	25,418
Scott M. Lauschke	6,772	18,543
Jaime Vasquez	18,627	50,947

(3)	Value realized on vesting is calculated by multiplying (i) the number of shares acquired upon vesting of restricted stock by (ii) the Market Price for our common stock on the vesting date.

(4)	Mr. Vasquez retired from the Company on November 30, 2019.

PENSION BENEFITS TABLE
The table below provides the benefit plan name, the number of years of creditable service and the present value of accumulated benefits as of December 31, 2019, and the payments, if any, made to each NEO during the last fiscal year:

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(4)	Payments During Last Fiscal Year ($)
Roger K. Newport	AK Steel Corporation Non-Contributory Pension Plan(1)	34.78	$1,277,636	—
	AK Steel Corporation Executive Minimum and Supplemental Retirement Plan	(2)	27,076,624	—
Kirk W. Reich	AK Steel Corporation Non-Contributory Pension Plan(1)	30.99	866,299	—
	AK Steel Corporation Executive Minimum and Supplemental Retirement Plan	(2)	16,976,930	—
Christopher J. Ross	AK Steel Corporation Non-Contributory Pension Plan(1)	21.76	4,016	—
	AK Steel Corporation Executive Retirement Income Plan	(3)	3,087,693	—
Joseph C. Alter	AK Steel Corporation Executive Retirement Income Plan	(3)	2,866,469	—
Scott M. Lauschke	AK Steel Corporation Executive Retirement Income Plan	(3)	4,207,446	—
Jaime Vasquez (5)	AK Steel Corporation Executive Retirement Income Plan	(3)	—	—
______________

(1)
Our full-time, non-represented salaried employees, including three of our NEOs, Messrs. Newport, Reich and Ross, who were hired prior to January 31, 2009, are eligible for retirement benefits under a qualified benefit plan known as the Non-Contributory Pension Plan (the “NCPP”). Retirement benefits are calculated under the NCPP using one of two formulas: (i) a cash balance formula (the “Cash Balance Formula”) or (ii) a final average pay formula (the “Final Average Pay Formula”). Eligibility for coverage under a particular formula typically is determined by the date on which a participant commenced employment with us. The NCPP was closed to new entrants and benefit accruals were frozen as of January 31, 2009. All of the participants in the NCPP are vested. The compensation taken into account in determining benefits under either formula is subject to the compensation limits imposed by the Internal Revenue Code.

Under the Cash Balance Formula, a participant’s account is credited monthly with (i) a service credit based on the participant’s years of service and eligible compensation for that month (service credits ceased after January 31, 2009, when we froze NCPP benefits), and (ii) an interest credit based on the participant’s account balance as of the beginning of the year and an interest rate as determined and defined in the Cash Balance Formula. For purposes of the Cash Balance Formula, eligible compensation generally includes the participant’s base salary and incentive compensation. NCPP benefits for Mr. Ross are determined under the Cash Balance Formula.

NCPP benefits for Messrs. Newport and Reich are determined under the Final Average Pay Formula. Under the Final Average Pay Formula, a participant’s retirement benefits are calculated on the basis of his or her (i) number of years of credited service and (ii) average earnings which include base pay, annual bonuses, long-term incentives, and overtime during the 60 consecutive months out of the last 120 months of service that yield the highest annual compensation, all determined as of January 31, 2009. Mr. Newport has obtained retirement eligibility and his annual benefit accrued to January 31, 2009, is $60,002 to age 62 and $72,540 after age 62. Mr. Reich has obtained retirement eligibility and his annual benefit accrued to January 31, 2009, is $39,915 to age 62 and $47,158 after age 62.

(2)
Credited service is not a component of the calculation of benefits under the Executive Minimum and Supplemental Retirement Plan (the “SERP”). It is, however, a component of vesting. The SERP uses a form of “graded vesting” under which a participant vests in 50% of his or her accrued benefit after a minimum requirement of five years of service as an Officer and as an employee, and vests in a further 10% of such benefit for each additional year of service as an employee in addition to such five years of service, up to 100% vesting after ten years of total service. Under these criteria, Messrs. Newport and Reich are 100% vested. A discussion of the SERP is included in the “Pension and Other Retirement Benefits” section of the CD&A. As discussed in the CD&A, at its March 2014 meeting the Management Development and Compensation Committee locked participation in the SERP to then-existing participants and replaced it for Officers elected thereafter with the ERIP, which provides a reduced level of benefits (which itself was in turn replaced with a new supplemental thrift plan that is expected to provide a lower level of benefits than the ERIP).

(3)
As is the case with the SERP, under the ERIP credited service is a component of vesting but is not a component of the calculation of benefits. The ERIP uses a form of “graded vesting” under which a participant vests in 50% of his or her accrued benefit after a minimum requirement of five years of service as an Executive Officer and as an employee, and vests in an additional 10% of such benefit for each year of service as an employee in addition to such five years of service, up to 100% vesting after ten years of total service. Messrs. Lauschke and Ross and are not yet vested in the ERIP. Pursuant to the graded vesting schedule described above and given his total company service, Mr. Alter became 100% vested in his benefit in 2019. Pursuant to the graded vesting schedule described above and given his total company service, Mr. Lauschke will become 50% vested in his benefit upon five years of service as an Executive Officer (in 2020), and vest an additional 10% of such benefit for each year of service thereafter, achieving 100% vesting upon ten years of total service in 2025. Mr. Ross will become 100% vested in his benefit in 2021). As discussed in the CD&A, at its January 2019 meeting the Management Development and Compensation Committee locked participation in the ERIP to then-existing participants and replaced it for Executive Officers elected thereafter with a new supplemental thrift plan that is expected to provide a lower level of benefits than the ERIP.

(4)
The calculation of the present value of accumulated benefits begins with a calculation of the lump sum that would be payable upon the later of age 60 or the full vesting date. This lump sum has been calculated using a discount rate of 0.92% for lump sums paid in 2020, and ranging from 0.52% to 0.80% from 2021 to 2025 and the years after. The lump sums were calculated using the IRS 2021 Unisex Mortality Table. The lump sum determined on these assumptions was then discounted back to December 31, 2019, at a discount rate of 3.53%. The valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit can be found in Note 8 to the consolidated financial statements included in our 2019 Annual Report on Form 10-K.

(5)	Mr. Vasquez retired from the Company on November 30, 2019 without meeting his vesting requirement.

NONQUALIFIED DEFERRED COMPENSATION TABLE
Our Supplemental Thrift Plan (the “STP”) is a nonqualified retirement plan that provides for matching contributions by us with respect to base salary that are not permitted to be taken into account under our Thrift Plan due to limits on earnings imposed by the Internal Revenue Code. We also have an Executive Deferred Compensation Plan, though none of the NEOs participate in that plan. The table below provides information regarding the contributions, aggregate earnings and the total account balance in the STP for each NEO as of December 31, 2019. The STP and the Executive Deferred Compensation Plan are described in more detail in the “Performance-Based Compensation - Cash and Equity—Pension and Other Retirement Benefits section of the CD&A.

Name	Plan	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions In Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Balance in Last Fiscal Year End ($)
Roger K. Newport	STP	—	$36,939	$2,989	$154,026
Kirk W. Reich	STP	—	24,537	1,739	92,588
Christopher J. Ross	STP	—	—	—	—
Joseph C. Alter	STP	—	4,500	282	16,324
Scott M. Lauschke	STP	—	1,375	105	5,871
Jaime Vasquez	STP	—	9,822	813	42,830
________________________

(1)
For the STP, the amount shown in this column is calculated based upon assumed earnings on each NEO’s account balance using an investment option within the company-sponsored Thrift Plan known as the Fixed Income Fund.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-OF-CONTROL
The potential payments and benefits provided to an NEO upon his termination from, or a change-of-control of, AK Steel will vary depending upon the circumstances and the bases for the payments and benefits. The various bases for payments and benefits and circumstances that will impact the determination of post-termination or change-of-control payments and benefits are described below.
Bases for Determination of Payments upon Termination or Change-Of-Control
We have entered into severance and change-of-control agreements with each of our NEOs that provide post-termination and/or change-of-control benefits. The benefits provided under each of these agreements and the material terms of each, including the material conditions and obligations applicable to the receipt of payments and benefits under the agreements, are described in the “Post-Termination Benefits” section of the CD&A. In addition, the termination of an NEO’s employment and/or a change-of-control may trigger payments or benefits under our various compensation plans, each of which is also described in the CD&A.
Circumstances Impacting the Determination of Payments upon Termination or Change-Of-Control
There are various scenarios under which payments upon termination of employment or change-of-control are made. For purposes of the tables that follow, these scenarios are assumed to be as follows:
Normal Retirement
This scenario assumes that the NEO has terminated his employment with us as of December 31, 2019, and receives the normal retirement benefits to which he is entitled, if any, under the terms of the NCPP. The payments and benefits listed in the table below with respect to “Normal Retirement” represent payments and benefits beyond those to which the NEO is entitled under the NCPP. Payments to the NEOs under the NCPP that have vested as of December 31, 2019 are set forth above in the Pension Benefits Table. Messrs. Alter, Lauschke, and Ross were either not eligible to retire under the terms of the NCPP as of December 31, 2019, or are not participants in the NCPP, and thus the “Normal Retirement” scenario is not applicable to them.
Involuntary Termination without Cause (No Change-of-Control)
This scenario assumes that we have involuntarily terminated the employment of the NEO without cause as of December 31, 2019. It also assumes that we have not experienced a change-of-control event.
Disability
This scenario assumes that the NEO became permanently and totally disabled, as provided under our long-term disability plan, as of December 31, 2019. Messrs. Newport and Reich were retirement eligible as of December 31, 2019, and would have been entitled to the respective benefits provided under the “Normal Retirement” scenario. As such, because Messrs. Newport and Reich would not have received any incremental value in the event of their disability as of December 31, 2019, beyond what is reflected in the “Normal Retirement” scenario, this “Disability” scenario is inapplicable to them because they would receive no incremental benefit relative to what they already are entitled to by virtue of being retirement eligible.

Death
This scenario assumes that the NEO died on December 31, 2019, while employed by us. Messrs. Newport and Reich were retirement eligible as of December 31, 2019, and would have been entitled to the respective benefits provided under the “Normal Retirement” scenario. As such, because Messrs. Newport and Reich would not have received any incremental value in the event of their death as of December 31, 2019, beyond what is reflected in the “Normal Retirement” scenario, this scenario is inapplicable to them because they would receive no incremental benefit relative to what they already are entitled to by virtue of being retirement eligible.
Change-of-Control
This scenario assumes that we experienced a change-of-control event and that within 24 months following the change-of-control (a) we involuntarily terminated the employment of the NEO without cause, or (b) the NEO voluntarily terminated his employment with us for “good reason.”
Under the terms of the change-of-control agreements entered into between us and each of the NEOs, “good reason” includes the assignment of duties inconsistent with the NEO’s qualifications, a demotion or diminution in job responsibilities, a reduction in annual base salary, a requirement that the NEO be based anywhere other than at our principal executive offices as they existed prior to the change-of-control, our failure to pay compensation due to the NEO, our failure to continue in effect any compensation plan in which the NEO participated at the time of the change-of-control, material reduction in benefits under the SERP or ERIP, our failure to obtain the agreement of any successor corporation to assume and agree to perform the change-of-control agreements, and our failure to give proper notice or otherwise comply with the procedural requirements for involuntary termination without cause.

The table below summarizes the potential payments resulting from the various scenarios set forth above for each of the NEOs:

Event	Roger K. Newport	Kirk W. Reich	Christopher J. Ross	Joseph C. Alter	Scott M. Lauschke	Jaime Vasquez (20)
Normal Retirement
Unvested Stock Options (1)	$258,536	$88,936	$—	$—	$—	$—
Unvested Stock Awards (2)	870,995	300,482	—	—	—	—
Prorated Annual Plan (3)	406,363	256,650	—	—	—	—
Long-Term Plan (4)	2,993,488	1,976,067	—	—	—	—
Prorated Performance Shares at Target (5)	828,259	390,221	—	—	—	—
Total:	$5,357,641	$3,012,356	$—	$—	$—	$—
Involuntary Termination Without Cause (No Change-of-Control)
Unvested Stock Options (1)	$—	$—	$13,340	$28,459	$19,121	$—
Annual Plan (6)	1,187,500	750,000	224,243	375,816	292,264	—
Long-Term Plan (4)	—	—	299,077	686,725	548,881	—
Health and Welfare Benefits (7)	47,571	39,801	45,119	45,413	48,725	—
Cash Severance (8)	1,425,000	1,125,000	487,500	600,000	502,500	1,790,465
Total:	$2,660,071	$1,914,801	$1,069,279	$1,736,413	$1,411,491	$1,790,465
Death/Disability
Unvested Stock Options (1)	$—	$—	$13,340	$28,459	$19,121	$—
Unvested Stock Awards (9)	—	—	$61,743	$134,673	$89,215	$—
Prorated Annual Plan (3)	—	—	45,493	95,816	74,514	—
Long-Term Plan (4)	—	—	299,077	686,725	548,881	—
Prorated Performance Shares at Target (5)	—	—	59,607	131,372	94,019	—
Incremental SERP (10)	—	—	—	—	—	—
Incremental ERIP (11)	—	—	1,823,494	849,695	—	—
Total:	$—	$—	$2,302,754	$1,926,740	$825,750	$—
Change-of-Control
Unvested Stock Options (12)	$—	$—	$13,340	$28,459	$19,121	$—
Unvested Stock Awards (12)	—	—	61,743	134,673	89,215	—
Annual Plan (13)	3,939,786	2,488,286	562,915	1,024,776	786,157	—
Prorated Performance Shares at Target (14)	—	—	59,607	131,372	94,019	—
Prorated Long-Term Plan at Target (15)	2,210,175	1,422,567	201,764	497,898	392,979	—
Incremental SERP (16)	7,482,260	6,901,081	—	—	—	—
Incremental ERIP (17)	—	—	2,454,803	2,425,095	5,498,724	—
Health and Welfare Benefits (18)	63,428	53,068	60,158	60,550	64,966	—
Cash Severance (19)	1,900,000	1,500,000	650,000	800,000	670,000	—
Total:	$15,595,649	$12,365,002	$4,064,330	$5,102,823	$7,615,181	$—
________________________

(1)
Under the terms of the Stock Incentive Plan and the Omnibus Supplemental Incentive Plan (each of which is referred to as the Stock Plan, as applicable), a participant ordinarily may only exercise stock options granted under the Stock Plan while still employed by us. If, however, a participant dies, becomes disabled, retires or is involuntarily terminated without cause, the participant (or, in the case of death, his or her beneficiary) has a period of three years after such triggering event to exercise stock options granted under the Stock Plan. The amounts reported in this row represent the value as of December 31, 2019, of the unexercised stock options granted to each NEO. These amounts assume that all of the respective NEOs’ unexercised stock options as of December 31, 2019, were exercised on December 31, 2019, and were calculated based on the closing market price of our common stock ($3.29) on the last day that stock traded (December 31, 2019) during our 2019 fiscal year, less the option exercise price per share. Stock options that had an exercise price above $3.29 as of December 31, 2019, are treated as having no value for purposes of the amounts reported in this row. Messrs. Newport and Reich were retirement eligible as of December 31, 2019, and, therefore, the NEO would not have received any incremental value in the event of the NEO’s death or disability as of that date beyond what is reflected in the “Normal Retirement” scenario.

(2)
Under the terms of the Stock Plan, restrictions remaining with respect to restricted stock held by a participant as of the date of the participant’s retirement continue to lapse and vest after retirement as provided in the applicable award agreement governing the restricted stock grant to the participant. For purposes of this row, all shares of restricted stock outstanding as of December 31,

2019, are treated as having vested on that day. Amounts were calculated based on the closing market price of our common stock ($3.29) on the last day that stock traded (December 31, 2019) during 2019.

(3)
Under the terms of the Annual Plan, if a participant dies, becomes disabled, or retires during a performance period, the participant (or, in the case of death, his or her beneficiary) is entitled to receive a prorated incentive award for that performance period based upon the portion of his or her participation during the period. For purposes of calculating the amounts reported in this row, the effective date of retirement, disability or death was assumed to have occurred on December 31, 2019. Using this assumption, to the extent that an incentive award was earned under the Annual Plan, the NEO would be entitled to the full amount of that award and no prorated calculation would be necessary. An incentive award was earned by and paid to each NEO for the 2019 performance period. The amount of that award is also reported in the Summary Compensation Table.

(4)
Under the terms of the Long-Term Plan that governs the long-term incentive award for the 2017 - 2019 performance period (i.e. the Long-Term Performance Plan), if a participant dies, becomes disabled, retires or is involuntarily terminated without cause during a performance period, the participant (or, in the case of death, his or her beneficiary) is entitled to receive an amount equal to twice the amount already paid or to be paid to the participant on the performance award date occurring within that calendar year, less the amount of any performance award actually paid to the participant on the performance award date. Under the terms of the Long-Term Plan that governs the long-term incentive awards for the three-year performance periods ending December 31, 2020 and December 31, 2021 (i.e., the OMIP), if a participant dies, becomes disabled, retires, or is involuntarily terminated for any reason other than for cause during a performance period, the participant (or, in the case of death, his or her beneficiary) is entitled to receive a prorated incentive award for that performance period based upon the portion of his or her participation during the period. For purposes of calculating the amounts reported in this row, it was assumed that the effective date of death, disability, retirement, or involuntary termination without cause occurred on December 31, 2019, and that we will achieve the target performance level under the 2018 - 2020 and 2019 - 2021 performance periods. Under these assumptions, the amount reported is equal to twice the amount of the performance award paid to the NEO for the 2016-2018 performance period (which amount would have been paid in 2019), less the amount of the performance award for that period that we actually paid to the NEO in February 2019 pertaining to that performance period, plus a prorated portion (two-thirds for the 2018 - 2020 performance period and one-third for the 2019 - 2021 performance period) of the target payout for both performance periods. The performance level assumptions used to calculate the amounts reported in this row were selected merely to demonstrate the potential compensation that the NEOs could earn with respect to performance shares following certain triggering events and are not intended to provide any indication regarding our future performance.

(5)
Under the terms of the Stock Plan, if a participant dies, becomes disabled, or retires while holding performance shares, each performance share held by the participant is deemed to be earned on a prorated basis. The shares will be issued to the NEO (or, in the case of death, his or her beneficiary) at the conclusion of the applicable performance period at the same time that shares are issued to other participants whose employment did not terminate before the end of the period and will be prorated on the basis of the number of months of service by the NEO during the performance period, with the normal adjustment based upon the achievement of the performance goals during the entire performance period. For purposes of calculating the amounts reported in this row, it was assumed that the effective date of retirement, disability or death occurred on December 31, 2019, and that we will achieve the target performance level under the 2018 - 2020 and 2019 - 2021 performance periods. Under these assumptions, each NEO would be entitled to receive a prorated portion (two-thirds for the 2018-2020 performance period and one-third for the 2019 - 2021 performance period) of the target payout for both performance periods. The performance level assumptions used to calculate the amounts reported in this row were selected merely to demonstrate the potential compensation that the NEOs could earn with respect to performance shares following certain triggering events and are not intended to provide any indication regarding our future performance.

(6)
Under the terms of the severance agreements entered into between us and each NEO, in the event an NEO’s employment is terminated without cause and the NEO executes an agreement releasing us from any liability for claims relating to the NEO’s employment with us, that NEO is entitled to receive a lump sum payment separate from and in addition to his assigned target amount under the Annual Plan for the calendar year in which his date of termination occurs. In addition, each NEO is entitled to receive on a prorated basis the award, if any, under the Annual Plan to which such NEO would have been entitled with respect to the calendar year during which the termination occurred. The target amount assigned to each NEO under the Annual Plan for 2019, based on base pay on January 1, 2019, is reported in the Grants of Plan-Based Awards Table. The payment in this chart has been calculated using each NEO’s actual base pay for the twelve months ending December 31, 2019. Assuming a termination date of December 31, 2019, each of the NEOs would have been entitled under their severance agreements to a lump sum payment equal to their respective assigned target amount under the Annual Plan for the 2019 performance period. Each NEO would also have received an additional prorated Annual Plan award, which because the termination date is assumed to be December 31, 2019, would be equivalent to the award actually made for the 2019 performance period. Absent the application of the severance agreements, an NEO would not be entitled to any payment under the Annual Plan for the performance period in which he is terminated.

(7)
Under the terms of the severance agreements entered into between us and each NEO, in the event an NEO’s employment is terminated without cause the NEO is entitled to continue to receive certain benefits for the duration of his “severance period.” The term “severance period” is either six or eighteen months for each NEO, depending upon whether they execute releases of all claims relating to their employment in our favor. The shorter term applies if the NEO does not execute a release of all claims in our favor relating to his employment and the longer term applies if he does execute such a release. If the NEO executes a release of claims in our favor relating to his employment, he is entitled to receive certain employment benefits for the duration of his severance period. The employee benefits reported in this row include an executive physical, tax preparation and financial planning, life insurance and annual cost of health insurance for the applicable severance period. For purposes of this table, the severance period is assumed to be the maximum period available to each NEO.

(8)
Under the terms of the severance agreements entered into between us and each NEO, an NEO who is involuntarily terminated without cause is entitled to receive cash severance benefits in an amount equal to the NEO’s base salary for a period of six months in a single, undiscounted lump sum. If the NEO executes an agreement releasing us from any liability for claims relating to the NEO’s employment with us, the NEO is also entitled to receive an additional lump sum severance payment in an amount equal to 12 months of base salary. The amounts calculated for this row assume that the termination occurred on December 31, 2019.

(9)
Under the terms of the Stock Plan, if a participant dies or becomes disabled, then all outstanding restrictions on his or her unvested restricted stock immediately lapse. The amounts reported in this row represent the value of the unvested restricted stock granted to each NEO under the Stock Plan assuming death or disability occurred on December 31, 2019. Amounts were calculated based on the closing market price of our common stock ($3.29) on the last day that the stock traded (December 31, 2019) during 2019. Messrs. Newport and Reich were retirement eligible as of December 31, 2019, and, therefore, the NEO would not have received any incremental value in the event of the NEO’s death or disability as of that date beyond what is reflected in the “Normal Retirement” scenario.

(10)
The amounts reported in this row represent the incremental value of the SERP benefit calculated for each NEO other than Messrs. Alter, Lauschke and Ross, who are not participants in the SERP, assuming death or disability on December 31, 2019, in excess of the vested amount payable due to retirement as of December 31, 2019. In other words, this row excludes any amounts to which the NEO would be entitled under the terms of the SERP if he left his employment with us as of December 31, 2019, without assuming death or disability. These amounts are based on the benefits underlying the present values in the Pension Benefits Table. The SERP benefit payments include an offset in the amounts payable equal to benefits attributable to certain non-elective contributions by us to a participant’s account in a tax-qualified defined contribution plan sponsored by us. For participants younger than age 55, the death benefit was reduced actuarially to account for immediate payment as of December 31, 2019, and a 0.95% discount rate was used to calculate the lump sum present value.

(11)
The amounts reported in this row represent the incremental value of the ERIP benefit calculated for Messrs. Alter, Lauschke and Ross, who are participants in the ERIP, assuming death or disability on December 31, 2019, in excess of the vested amount payable due to retirement as of December 31, 2019. In other words, this row excludes any amounts to which Messrs. Alter, Lauschke or Ross would be entitled under the terms of the ERIP if they voluntarily ended their employment with us as of December 31, 2019, without assuming death or disability. These amounts are based on the benefits underlying the present values in the Pension Benefits Table. The ERIP benefit payments include an offset in the amounts payable equal to benefits attributable to certain non-elective contributions by us to a participant’s account in a tax-qualified defined contribution plan sponsored by us. For participants younger than age 55, the death benefit was reduced actuarially to account for immediate payment as of December 31, 2019, and a 0.95% discount rate was used to calculate the lump sum present value.

(12)
Under the terms of the change-of-control agreements entered into between us and each NEO, upon a triggering event and the execution of a full release of claims in our favor, the NEO is entitled immediately to (a) exercise all stock options awarded to the NEO under the Stock Plan from the effective date of the release until the earlier of the third anniversary of the date of termination or the date the option expires under its own terms, and (b) unrestricted ownership of all shares of restricted stock granted to the NEO under the Stock Plan. Under the terms of the Stock Plan, as of the effective date of our change-of-control all outstanding stock options become immediately exercisable, all restrictions on the transfer of unvested restricted stock lapse, and all performance shares are deemed earned at the target amount assigned to each award, with payment prorated based upon the number of full months of the performance period with respect to each award that has lapsed as of the effective date of the change-of-control. Messrs. Newport and Reich were retirement eligible as of December 31, 2019, and would have been entitled to the respective benefits without the occurrence of our change-of-control. As such, because Messrs. Newport and Reich would not have received any incremental value in the event of a change-of-control as of December 31, 2019, beyond what is reflected in the “Normal Retirement” scenario, no additional value is reflected in this table.

(13)
Under the terms of the change-of-control agreements entered into between us and each NEO, upon a triggering event and the execution of a full release of claims in our favor, the NEO is entitled to receive a lump sum payment equal to (a) two times the greater of (i) the NEO’s assigned target amount under the Annual Plan for the calendar year in which the termination occurs, (ii) the amount paid to the NEO under the Annual Plan for the calendar year immediately preceding the calendar year in which the date of termination occurs, or (iii) the average of the amounts paid or payable to the NEO under the Annual Plan for each of the three calendar years immediately preceding the calendar year in which the date of termination occurs, less (b) any amounts otherwise paid or payable to the NEO under the Annual Plan with respect to the calendar year immediately preceding the calendar year in which the date of termination occurs, plus (c) the NEO’s assigned maximum amount under the Annual Plan for the year in which the date of termination occurs, prorated based upon the employment period during such year. The amounts reported in this row assume that the termination occurred on December 31, 2019. Messrs. Newport and Reich are retirement eligible at December 31,

2019, and would be entitled to receive the actual payment earned without a change-of-control. Therefore, the values provided for Messrs. Newport and Reich represent the payment to which the NEO would be entitled under the terms of his change-of-control agreement above and beyond the amount to which the NEO would already be entitled under the Annual Plan in the event of the NEO’s retirement.

(14)
Under the terms of the Stock Plan, if a change-of-control occurs and a participant has outstanding grants of performance shares, each grant held by the participant is deemed to be earned at the target amount assigned to the participant on a prorated basis based upon the number of full months of the performance period with respect to each award that has elapsed as of the effective date of the change-of-control. The prorated payment will be made to the NEO as soon as administratively feasible following the effective date of the change-of-control. The amounts reported in this row assume that the effective date of change-of-control occurred on December 31, 2019. Messrs. Newport and Reich are retirement eligible at December 31, 2019, and would be entitled to this provision without a change-of-control. Therefore, the value is excluded from this table.

(15)
Under the terms of the change-of-control agreements entered into between us and each NEO, upon a triggering event and the execution of a full release of claims in our favor, the NEO is entitled to receive a lump sum payment equal to the incentive payment with respect to any completed performance period under the Long-Term Plan that has not been paid as of the date of the NEO’s termination (which amount shall not be less than it would be if calculated at the NEO’s assigned target amount under the Long-Term Plan), plus a prorated amount of the incentive award with respect to any incomplete performance period calculated at the NEO’s assigned target amount under the Long-Term Plan for each such performance period. The amounts reported in this row assume that the effective date of the change-of-control occurred on December 31, 2019.

(16)
The amounts reported in this row represent the incremental value of the SERP calculated under the change-of-control agreement for Messrs. Newport and Reich in excess of the vested amount as of December 31, 2019. In other words, this row excludes any amounts to which the NEO would be entitled if he retired on December 31, 2019, regardless of whether a change-of-control had occurred on or before that date, which amounts are based on the benefits underlying the present values in the Pension Benefits Table, adjusted to reflect commencement at the earliest possible date on or after December 31, 2019. These adjustments include a payment date of December 31, 2019, or age 55, if later, a reduction in benefits to reflect commencement prior to age 60, and a 0.95% discount rate used to calculate the lump sum present value. Under the SERP, if a participant elects to commence payments early following his or her 55th birthday instead of after his or her 60th birthday, the payments will be reduced to the actuarial equivalent of the regular payments based upon the participant’s age and certain actuarial assumptions. However, in the event of a change-of-control, there would be no such actuarial reduction for commencement of a participant’s benefit before age 60. The SERP benefit payments include an offset in the amounts payable equal to benefits attributable to certain non-elective contributions by us to a participant’s account in a tax-qualified defined contribution plan sponsored by us. The amounts reported in this row assume that the effective date of the change-of-control occurred on December 31, 2019.

(17)
The amounts reported in this row represent the incremental value of the ERIP calculated under the change-of-control agreement for Messrs. Alter, Lauschke and Ross, in excess of the vested amount as of December 31, 2019. In other words, this row excludes any amounts to which Messrs. Alter, Lauschke and Ross would be entitled if any of them retired on December 31, 2019, regardless of whether a change-of-control had occurred on or before that date, which amounts are based on the benefits underlying the present values in the Pension Benefits Table, adjusted to reflect commencement at the earliest possible date on or after December 31, 2019. These adjustments include a payment date of December 31, 2019, or age 55, if later, a reduction in benefits to reflect commencement prior to age 60, and a 0.95% discount rate used to calculate the lump sum present value. Under the ERIP, if a participant elects to commence payments early following his or her 55th birthday instead of after his or her 60th birthday, the payments will be reduced to the actuarial equivalent of the regular payments based upon the participant’s age and certain actuarial assumptions. However, in the event of a change-of-control, there would be no such actuarial reduction for commencement of a participant’s benefit before age 60. The ERIP benefit payments include an offset in the amounts payable equal to benefits attributable to certain non-elective contributions by us to a participant’s account in a tax-qualified defined contribution plan sponsored by us. The amounts reported in this row assume that the effective date of the change-of-control occurred on December 31, 2019.

(18)
Under the terms of the change-of-control agreements entered into between us and each NEO, upon a triggering event the NEO is entitled to continue to receive certain benefits, if the NEO executes a full release of claims relating to his employment in our favor, for up to 24 months. The amounts calculated for this row assume that the effective date of the change-of-control and termination occurred on December 31, 2019. The employment benefits reported in this row include an annual executive physical, tax preparation and financial planning, life insurance and annual cost of health insurance for the applicable severance period. For purposes of this table, the severance period is assumed to be the maximum period available to each NEO.

(19)
Under the terms of the change-of-control agreements entered into between us and each NEO, upon a triggering event the NEO is entitled to receive cash severance benefits in an amount equal to six months of the NEO’s base salary in a single, undiscounted lump sum payment. If the NEO executes a full release of claims relating to his employment in our favor, the NEO is entitled to receive additional cash severance in a single, undiscounted lump sum in an amount equal to 18 months of the NEO’s base salary. The amounts calculated for this row assume that the effective date of the change-of-control and termination occurred on December 31, 2019.

(20)	Jaime Vasquez retired effective November 30, 2019. As such, only the actual payments made to Mr. Vasquez in 2019 in connection with his retirement are provided.

DIRECTOR COMPENSATION
The Nominating and Governance Committee has oversight of Director compensation and evaluates its program no less than annually, conducting a detailed assessment at its regularly scheduled meeting each July. As part of this assessment, the Board engages in a comprehensive review of, among other things, the structure of the program and whether it addresses the principal goals of Board engagement, retention and alignment with stockholders and the company generally, the quantum and mix of components (i.e., cash and equity) of the compensation package, and whether the compensation of Directors is consistent with best practices and prevailing trends, including compared to our peer group (the same peer group of companies that is utilized and regularly reviewed by the Management Development and Compensation Committee for executive compensation purposes) and market practice generally for similarly situated companies. The Nominating and Governance Committee also utilizes an independent compensation consultant, FW Cook, to assist with this evaluation. As a result of the Nominating and Governance Committee’s 2019 assessment, on July 18, 2019, the Committee recommended, and the Board of Directors approved, a $2,500 increase to the retainer fee for the Nominating and Governance Committee Chair, currently Ms. Edison, from $10,000 to $12,500. In approving this increase, the Board and Nominating and Governance Committee considered, among other factors, the retainer amounts for similar committees of peer companies and other companies in market survey data, the workload and responsibilities of the Committee Chair, and the retainer levels for the Chairs of our other Committees.
Each non-employee Director receives an annual Board retainer fee for service on the Board in the amount of $225,000, of which $120,000 is paid in the form of RSUs and $105,000 is paid in the form of cash or, at the Director’s option, in the form of additional RSUs. Non-employee Directors no longer receive per meeting fees, other than when the Board determines that such fees are warranted in light of a significant number of additional required meetings in extraordinary cases (e.g., a special committee). Each member of the Audit Committee receives an incremental $7,500 cash retainer in recognition of that Committee’s additional number of regularly scheduled meetings and the resultant increased workload relative to the Board’s other Committees.
In 2019, the Management Development and Compensation Committee recommended, and the Board approved, the 2019 Omnibus Supplement Incentive Plan, which was subsequently approved by our stockholders at the 2019 Annual Stockholder Meeting. Among other changes, the 2019 Omnibus Supplement Incentive Plan, as approved by our stockholders, provides that no Director may receive more than $750,000 in total annual compensation, in any form. In 2019, the highest paid Director received significantly less compensation than this limitation. The Board has determined that such limitation is meaningful, reasonable and reflects good corporate governance practices.
At a Director’s option, the portion of the annual Board retainer fee for service paid in the form of cash may be paid in the form of additional RSUs. All RSUs granted to Directors vest immediately upon grant, but are not settled (i.e., paid out in the form of common stock) until one year after the date of the grant, unless a Director elects deferred settlement. As set forth in our 2019 Omnibus Supplement Incentive Plan and prior Stock Incentive Plan, Directors may elect to defer the settlement of their RSUs until six months following the date their service on the Board has ended. If a Director elects the deferral option, he or she also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed 15 years. Prior to settlement, the holder of an RSU is entitled to receive the value of all dividends and other distributions paid or made on our common stock in the form of additional RSUs, but does not otherwise have any of the rights of a stockholder, including the right to vote the shares underlying the RSUs. Our Non-Executive Chair, each Director who chairs a committee of the Board of Directors, and each member of the Audit Committee receives an additional annual retainer. These additional annual retainers are as follows:

Chair Position	Additional Annual Retainer
Non-Executive Chair of the Board	$75,000
Audit Committee	$27,500(1)
Corporate Sustainability Committee	$10,000
Finance Committee	$15,000
Management Development and Compensation Committee	$20,000
Nominating and Governance Committee	$12,500
________________________

(1)	Consists of $20,000 Chair retainer and additional $7,500 non-chair member cash retainer.
Annual retainers for service as a committee chair or Audit Committee member are paid in cash or, at the Director’s option, in the form of additional RSUs. We reimburse all Directors for the expenses they incur in attending meetings.

Director compensation is paid quarterly. RSUs are issued quarterly at the time the cash compensation is paid and are settled one-for-one (i.e., one RSU equals one share of our common stock) on the settlement date.
Under the Director Deferred Compensation Plan, each year a Director may elect to defer any portion of his or her annual retainer or other director fees that are not paid in the form of RSUs. There are no preferential or above-market earnings in the Director Deferred Compensation Plan, and we do not make any contributions under the plan.
An employee who serves as a Director receives no additional compensation for such service. Mr. Newport is currently the sole employee who also serves on the Board of Directors.

DIRECTOR COMPENSATION TABLE
The following table sets forth the total compensation paid to non-employee Directors during the fiscal year ended December 31, 2019:

Name(1)	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Dennis C. Cuneo	$115,000	$120,000	$5,000	$240,000
Sheri H. Edison	112,739	120,000	2,500	235,239
Mark G. Essig	127,500	120,000	5,000	252,500
William K. Gerber	132,500	120,000	2,500	255,000
Gregory B. Kenny	105,000	120,000	2,500	227,500
Ralph S. Michael, III	174,488	120,000	2,500	296,988
Dr. James A. Thomson (4)	95,000	60,000	2,500	157,500
Dwayne A. Wilson	105,000	120,000	—	225,000
Vicente Wright	112,500	120,000	2,500	235,000
Arlene M. Yocum	112,500	120,000	2,386	234,886
________________________

(1)
Mr. Newport, our Chief Executive Officer, is not included in this table because he is an employee and thus receives no compensation for his service as a Director. The compensation Mr. Newport received for his service as an employee is reported in the Summary Compensation Table.

(2)
The amounts in this column reflect the aggregate grant date fair value of RSUs granted in 2019, computed in accordance with ASC Topic 718. The actual number of RSUs granted each quarter is calculated by dividing the quarterly annualized amount (e.g., $30,000) by the Market Price of our common stock on the grant date. For 2019, Messrs. Cuneo, Essig, Kenny and Wright elected to defer settlement of their RSUs until six months following the date they complete their service on the Board. As of December 31, 2019, non-employee Directors had the following aggregate number of RSUs outstanding (rounded to the nearest whole number): Mr. Cuneo, 203,459; Ms. Edison, 49,746; Mr. Essig, 155,025; Mr. Gerber, 49,746; Mr. Kenny, 153,522; Mr. Michael, 49,746; Mr. Wilson, 49,746; Mr. Wright, 86,538; and Ms. Yocum, 49,746.

(3)
The amounts in this column constitute matching charitable gift donations made by the AK Steel Foundation pursuant to a matching gift program. Under this program, our employees and Directors are eligible for matching contributions by the Foundation of up to $2,500 per person per calendar year (up to $5,000 per calendar year for donations made prior to 2019) to qualifying charitable institutions.

(4)	Dr. Thomson retired as of May 23, 2019.
Compensation Committee Interlocks and Insider Participation
None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The table below provides information, as of December 31, 2019, with respect to compensation plans under which our equity securities are authorized for issuance. All such plans have been approved by security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	4,131,409	5.26	14,547,748

Stock Ownership - Directors and Executive Officers
The table below provides stock ownership information as of February 29, 2020, with respect to the beneficial ownership of our common stock by: (i) each Named Executive Officer listed in the Summary Compensation Table, (ii) each current Director, and (iii) all of our current Directors and Executive Officers as a group.

Directors and Executive Officers	Common Shares Owned (1)	Percentage of Outstanding Shares (2)	Restricted Stock Units (3)	Shares Owned Beneficially
Joseph C. Alter	222,571	*	0	222,571
Dennis C. Cuneo	15,712	*	213,106	228,818
Sheri H. Edison	117,243	*	46,377	163,620
Mark G. Essig	37,784	*	164,672	202,456
William K. Gerber	169,941	*	46,377	216,318
Gregory B. Kenny (4)	0	*	163,168	163,168
Scott M. Lauschke	143,778	*	0	143,778
Ralph S. Michael, III	205,596	*	46,377	251,973
Roger K. Newport	1,707,785	*	0	1,707,785
Kirk W. Reich	717,177	*	0	717,177
Christopher J. Ross	126,728	*	0	126,728
Jaime Vasquez (5)	183,198	*	0	183,198
Dwayne A. Wilson	54,464	*	46,377	100,841
Vicente Wright	104,269	*	96,185	200,454
Arlene M. Yocum	54,464	*	46,377	100,841
All current and nominee Directors and current Executive Officers as a group (21 persons)	4,893,163	1.5%	903,274	4,729,726

(1)
For Executive Officers, this column includes stock options to purchase shares of common stock exercisable before February 29, 2020, as follows: Mr. Alter, 114,205 shares; Mr. Lauschke, 63,570 shares; Mr. Newport, 872,247 shares; Mr. Reich, 381,585 shares; Mr. Ross, 61,974 shares; and Mr. Vasquez, 130,239 shares. All outstanding stock options exercisable before February 29, 2020, are included in these totals, regardless of whether their exercise price was above or below the price of our common stock as of February 29, 2020.

(2)	An asterisk indicates ownership of less than 1%.

(3)
A significant portion of the effective equity ownership by our Directors is in the form of RSUs, which do not satisfy the definition of “shares beneficially owned” for purposes of this table and therefore are not included in the Common Shares Owned column in this table. An RSU is a grant valued in terms of stock and vests immediately, but no actual shares of stock are issued at the time of the grant. The amount in this column reflects the aggregate number of RSUs held by each Director as of March 1, 2020.

(4)
Mr. Kenny has elected to defer settlement of all RSUs granted to him thus far during his tenure as a Director. The shares underlying all of these RSUs vested immediately upon grant, but will be issued upon his retirement from the Board.

(5)	Mr. Vasquez retired from the Company on November 30, 2019.

Other Beneficial Owners
The table below provides information with respect to each person known by us as of February 29, 2020, to own beneficially more than 5% of our outstanding common stock:

Name and Address of Beneficial Owner	Shares Owned Beneficially	Percentage of Outstanding Shares
BlackRock, Inc.	49,061,498 (1)	15.48%
55 East 52nd Street
New York, NY 10022

The Vanguard Group, Inc.	33,367,383 (2)	10.53%
100 Vanguard Blvd.
Malvern, PA 19355

State Street Corporation	17,236,219 (3)	5.44%
State Street Financial Center
One Lincoln Street
Boston, MA 02111

(1)
Based on information contained in a statement on Schedule 13G (Amendment No. 9) dated February 4, 2020, and filed February 4, 2020, BlackRock, Inc. has sole dispositive power over 49,061,498 shares and sole voting power over 48,295,580 shares of our outstanding common stock.

(2)
Based on information contained in a statement on Schedule 13G (Amendment No. 12) dated February 12, 2020, and filed February 12, 2020, The Vanguard Group, Inc. has sole voting power over 451,161 shares, shared voting power over 52,700 shares, sole dispositive power over 33,367,383 shares, and shared dispositive power over 472,361 shares of our outstanding common stock.

(3)
Based on information contained in a statement on Schedule 13G dated February 13, 2020, and filed February 13, 2020, State Street Corporation has shared dispositive power over 17,236,219 shares and shared voting power over 16,046,454 shares of our outstanding common stock.

Cleveland-Cliffs Acquisition

Information on the proposed acquisition of the Company by Cleveland-Cliffs Inc. is shown in Item 7 of the Original Filing under Cleveland-Cliffs Acquisition, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions
All related person transactions, as defined by Item 404(a) of Regulation S-K under the Exchange Act, must be reviewed and approved or ratified by the Board (or a committee of the Board to which such responsibility is delegated by the Board) for the purpose of determining whether such transactions are in, or not inconsistent with, our best interests and the interests of our stockholders. The process by which we determine whether any related person transactions exist is summarized below. For 2019, we had no related person transactions.
Based on information submitted to us by Directors and Executive Officers on a quarterly and annual basis (and by Director nominees prior to their election or appointment), we develop a list of related persons, which we distribute to individuals internally who have, or who might reasonably be expected to have, responsibility for a transaction or proposed transaction between us and a related person. Directors, Director nominees and Executive Officers are expected to timely update the information they submit to us in the event of relevant changes or developments.
The recipients of the list must provide prior notice to our General Counsel of any plans or intentions for anyone within their respective business units, departments or areas of responsibility to enter into any agreement by or on our behalf with a related person. If the General Counsel determines that the proposed transaction is a related person transaction, the transaction will be submitted to the Nominating and Governance Committee for its consideration and approval at its next meeting.
The Nominating and Governance Committee considers all available and relevant facts and circumstances in determining whether to approve a related person transaction submitted for its review, including, if applicable:

•	the benefits of the transaction to us;

•
the impact on a Director’s independence in the event the related person is a Director, an immediate family member of a Director, or an entity in which a Director is a partner, stockholder or Executive Officer;

•	the availability of other sources for comparable products or services;

•	the specific terms of the transaction; and

•	the terms available to unrelated third parties or to employees generally for a comparable transaction.
The Nominating and Governance Committee approves only those related person transactions that it determines are in, or are not inconsistent with, our best interests and the interests of our stockholders.
In the event that we enter into a legally binding related person transaction before approval by the Nominating and Governance Committee, then the Nominating and Governance Committee will review the transaction at its next meeting unless it is subject to an exemption. The Nominating and Governance Committee will determine whether to ratify a related person transaction by applying the same procedures and standards that it would have used to determine whether to approve a related person transaction in advance. In the event that the Nominating and Governance Committee determines that it would not be appropriate to ratify the transaction, the Nominating and Governance Committee will identify the options available to us, including but not limited to rescission, amendment or termination of the related person transaction.
Board Independence
In accordance with the requirements of the NYSE, the Board maintains a policy requiring that at least a majority of its members shall be “independent,” as determined under applicable law and regulations, including without limitation Section 303A of the NYSE Listed Company Manual. Our Corporate Governance Guidelines include categorical standards for determining the independence of all non-employee Directors. Those standards are set forth in guidelines attached as Exhibit A to our Corporate Governance Guidelines, which are available on our website at www.aksteel.com. A Director who meets all of the categorical standards set forth in the Corporate Governance Guidelines shall be presumed to satisfy the NYSE’s definition of “independence” and thus be “independent” within the purview of the Board’s policy on Director independence.
At its March 2019 meeting, the Board of Directors reviewed the independence of all current non-employee Directors. In advance of that meeting, each incumbent Director was asked to provide the Board with detailed information regarding his or her business and other relationships with us and our affiliates, and with Executive Officers and their affiliates, to enable the Board to evaluate his or her independence.
Upon the recommendation of the Audit Committee regarding audit committee independence, the Management Development and Compensation Committee as to compensation committee independence, and the Nominating and Governance Committee with respect to all other aspects of Board independence, and after considering all relevant facts and circumstances with the assistance of legal counsel, the Board affirmatively determined that none of the current incumbent Directors, except for Mr. Newport, has a material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us), other than being a Director, and all such incumbent Directors other than Mr. Newport meet the categorical standards of independence set forth in our Corporate Governance Guidelines and therefore are “independent” as that term is used and defined in Section 303A of the NYSE Listed Company Manual and in Rule 10A-3 under the Exchange Act. The Board further determined that each of the incumbent Directors other than Mr. Newport is a “Non-Employee Director,” as defined in Rule 16b-3(b)(3) promulgated under the Exchange Act, and that eight of our ten incumbent Directors (Messrs. Cuneo, Gerber, Kenny, Michael, Wilson and Wright, and Mmes. Edison and Yocum) are an “outside director” as that term is used in Section 162(m) of the Internal Revenue Code and the associated Treasury Regulations, 26 CFR § 1.162-27 et seq. While the 2017 Tax Cuts and Jobs Act repealed the exception to Section 162(m) regarding deductibility for performance-based compensation, certain transition and grandfathering rules exist for which compliance with Section 162(m) rules may continue to be advantageous, so the Board has continued to determine which members of the Board qualify as an “outside director” under the associated rules and regulations.
Under our Corporate Governance Guidelines, Directors have an affirmative ongoing obligation to inform the Board of any material changes that might impact the foregoing determinations by the Board and, under certain circumstances, to tender their resignation for consideration. This obligation includes all business relationships between the Director and/or an immediate family member, on the one hand, and us and/or our affiliates and/or Executive Officers, on the other.

Item 14.	Principal Accounting Fees and Services.
The Audit Committee annually approves the scope and fees payable for the audit to be performed by the independent registered public accounting firm for the next fiscal year. Management also defines and presents to the Audit Committee specific projects and categories of service, together with the corresponding fee estimates related to the services requested. The Audit Committee reviews these requests and, if acceptable, pre-approves the engagement of the independent registered public accounting firm. The Audit Committee authorizes its Chair to pre-approve all non-audit services on behalf of the Audit Committee during periods between regularly scheduled meetings, subject to ratification by the Audit Committee. For 2019 and 2018, the Audit Committee, either itself directly or through its Chair, pre-approved all fees. Our Chief Financial Officer summarizes on an annual basis the external auditor services and fees paid for pre-approved services and reports on at least a quarterly basis if there are any new services being requested requiring pre-approval by the Audit Committee. All of the services provided by Ernst & Young LLP in 2019 and 2018 were approved in accordance with the foregoing policies and procedures.
The table below provides the aggregate fees that we paid or accrued to Ernst & Young LLP for the years ended December 31, 2019 and 2018:

(in thousands of dollars)	2019	2018
Audit Fees (1)	$3,580	$3,520
Audit-Related Fees (2)	30	45
Total Audit and Audit-Related Fees	3,610	3,565
Tax-Related Fees	—	—
All Other Fees	—	—
Total	$3,610	$3,565
___________________

(1)
Includes fees for the integrated audit of annual consolidated financial statements and reviews of unaudited quarterly consolidated financial statements, audits of internal control over financial reporting, and consents related to filings with the SEC.

(2)	Includes fees for attest services related to financial reporting that is not required by statute or regulations.

PART IV

 Item 15.    Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

Exhibit Number	Description

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

101.Ins	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith, as applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on March 10, 2020.

AK Steel Holding Corporation
(Registrant)

/s/ Christopher J. Ross
Christopher J. Ross
Vice President, Treasurer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 10, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

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